Form 10-K
period 1996-03-31
BOLLINGER INDUSTRIES INC
filed 1996-07-16
CIK 912894

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the fiscal year ended March 31, 1996

                                  OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________


                         Commission file number 0-22716

                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     75-2502577
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

       222 W.  AIRPORT FREEWAY,
            IRVING, TEXAS                                75062
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code:          (214) 445-0386

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $0.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 24, 1996, was $3,231,564.

The number of shares of common stock of the registrant outstanding on June 24, 1996, was 4,000,210.

================================================================================

                               TABLE OF CONTENTS


ITEM                                                                        PAGE
- - ----                                                                        ----
                                     PART I
 1.  Business..............................................................    1

 2.  Properties............................................................    2

 3.  Legal Proceedings.....................................................    3

 4.  Submission of Matters to a Vote of Security Holders...................    4

                                    PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters.    5

 6.  Selected Financial Data...............................................    6

 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................    7

 8.  Financial Statements and Supplementary Data...........................   23

 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure..................................................   24

                                    PART III

10.  Directors and Executive Officers of the Registrant....................   26

11.  Executive Compensation................................................   28

12.  Security Ownership of Certain Beneficial Owners and Management........   29

13.  Certain Relationships and Related Transactions........................   30

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   32

Signatures.................................................................  S-1

Index to Consolidated Financial Statements and Schedules...................  F-1

                                     PART I

ITEM 1. BUSINESS.

     Bollinger is a leading domestic supplier of consumer fitness accessory products. The Company's fitness accessory products also include certain light equipment items. The Company markets, primarily to mass retailers, an extensive consumer fitness line, including handheld barbells and dumbbells, aerobic steps and other aerobics products, backyard trampolines, weightlifting belts and gloves, exercise mats, ankle and wrist weights, weightlifting bars, waist trimmers, compression shorts, and walking accessories.

GENERAL

     Bollinger Industries, Inc. is a publicly held corporation which designs, manufactures, and markets a variety of fitness equipment and fitness accessory products.

     During the fourth quarter of the 1996 fiscal year, the Company's management undertook a comprehensive review of Bollinger Industries marketing methods, operating policies and liquidity. The result of this review was a decision to refocus the Company's marketing efforts on promotion of the Bollinger brand name in the mass merchandise retail distribution channel. The Bollinger brand enjoys wide acceptability with retail chains and with the ultimate consumers. This strategy resulted in two decisions which are reflected in the March 31, 1996, financial statements. The first was to implement a Restructuring Plan (the "Plan") to enhance shareholder values through increased profitability and liquidity. The second decision was to dispose of the Company's sports medicine and safety products business (Healthcare Division), which is reported as a discontinued operation.

     In concert with this strategy of focusing on the Bollinger brand in the mass merchandise distribution channel, the Company has entered into an agreement with the NautilusTM Company to market a Nautilus brand product line to a more upscale segment of the fitness equipment market.

RESTRUCTURING OF OPERATIONS

     The Company has experienced rapid growth over the past five years, through the expansion of its product line and increased penetration of retail chains. However, profitability has been inconsistent, and management has not met its primary objective of enhancing shareholder value. In an effort to remedy this situation, management reached the decision in the fourth quarter of the 1996 fiscal year to restructure the Company's operations. The primary elements of The Plan are to: promote the accepted Bollinger brand name and that of Nautilus, with which the Company recently entered into a license agreement, dramatically reduce inventory levels which will enhance liquidity, and improve operating efficiency.

     Celebrity Endorsements

     Since fiscal 1993, a significant portion of the Company's fitness products were sold with the use of celebrity endorsements. In the fourth quarter of the 1996 fiscal year, management evaluated the practice of selling celebrity branded products instead of corporate branded products, the incremental costs of celebrity endorsements, and the resulting impact on earnings. As a result of this evaluation, management has decided to revert to emphasizing corporate branded products.

     In connection with this decision, the Company is phasing out its relationship with one of its endorsers, Denise Austin, under its current terms. Based on the Company's inventory levels, Ms. Austin will continue to endorse certain of the Company's products through January 1997. Management plans to sell significantly all of its current inventory of Denise Austin branded products during this phase out period.

     The Company expects to continue its relationship with Nolan Ryan and Kiana Tom to sell their branded products on terms that are more beneficial to the Company.

     Inventory Levels

     As part of The Plan, management has implemented measures to reduce inventory levels substantially. Approximately $12 million has been identified for disposal through a variety of channels. The largest single category of inventory reduction is the Denise Austin product line ($5 million), with the remainder consisting of several Fitness product categories. The decision was made to liquidate such inventory at reduced prices in order to re-deploy the cash in growth of the Company's business based on corporate branded products and reduce inventory carrying costs.

     Operating Efficiencies

     Concurrent with the inventory reduction, the Company will consolidate warehouse operations. This action will result in the closing of two leased warehouses, the reduction of the warehouse workforce, and reduction in other operating costs through enhanced efficiency.

DISCONTINUED OPERATION

     Management determined during the fourth quarter of fiscal 1996 that it would be in the best interest of the Company to dispose of its Sports Medicine and Safety Products business, known as Bollinger Healthcare (Healthcare). The Healthcare business has been unprofitable for the past two years during which time sales have declined by 52%.

PRODUCTS AND MARKETS

     FITNESS ACCESSORY PRODUCTS. The Company manufactures and sells a complete line of more than 250 fitness accessory products, including handheld barbells and dumbbells, aerobic steps and other aerobics products, backyard trampolines, weightlifting belts and gloves, exercise mats, ankle and wrist weights, weightlifting bars, waist trimmers, and compression shorts. Other fitness accessory products include weight sets, supports and support belts, handgrips and jump ropes. The majority of the Company's fitness accessory products retail for less than $20. During fiscal 1996, the Company also introduced a certain related light equipment item, the TrimRider with a retail price ranging from $50 to $100. During 1996, sale of this item accounted for approximately 12% of the Company's total net sales.

     In addition to the Bollinger Fitness(TM) trademark, the Company's fitness accessories are sold under various trademarks to promote consumer identification and coordinate affiliated products. Weightlifting products include StarLock(C), SlipLock(TM) and CamLock(C) weightlifting systems, Zoom Off(C) quick release weightlifting, gloves, and BrightBells(C) dumbbells. Aerobics items include the Step by Step(TM), FlexStep and SoftStep(TM) low impact aerobic step, RibMat(TM) exercise mats, TrimRider(TM) aerobic riders, Nautilus(TM) Ab-Rock'it abdominal exerciser, and NBF(TM) and UltraBounce(TM) trampolines. Solar(TM) trimming products, PowerShorts(TM) compression shorts, Softone(C) wrist weights, and Exergrip(TM) strengthening putty are examples of other fitness accessory products available through Bollinger.

     A significant portion of the Company's fitness products were sold with the use of celebrity endorsements. In the fourth quarter of the 1996 fiscal year, management evaluated the practice of selling celebrity branded products, the incremental costs of those endorsements, and the resulting impact on earnings. As a result of this process, management has decided to reduce the Company's use of celebrity endorsements along with the associated royalty expense.
Management determined that celebrity endorsements do not have a significant impact on mass merchandise retail sales commensurate with their current royalty payment structure.

     In connection with this decision, the Company is phasing out its agreement with Denise Austin under its current terms. Based on the Company's inventory levels, Ms. Austin will continue to endorse certain of the Company's products through January 1997. Management plans to sell substantially all of its current inventory of Denise Austin branded products during this phase out period.

     The Company expects to continue its relationship with Nolan Ryan and Kiana Tom to sell their branded products on terms that are more beneficial to the Company. Additionally, the Company has entered into an agreement with the Nautilus company to market and sell a Nautilus branded product line to a more upscale segment of the market.

     In May 1994, as the result of an asset acquisition, the Company began selling NBF(TM) trampolines through its established distribution channels for other fitness accessory products. In fiscal 1996 and 1995, trampoline sales accounted for approximately 26% and 13% respectively of the Company's total net sales.

     The Company markets its fitness accessories primarily to mass retailers. The Company broadly defines mass retailers to include discount chains, department stores, sporting goods retailers and sports superstores, warehouse clubs and direct response television. In 1996, 1995, and 1994, the Company served approximately 500 customers, although the Company's ten largest fitness accessory products customers accounted for approximately 80%, 77%, and 52% of the Company's total net sales in fiscal 1996, 1995, and 1994. Discount chain customers include KMart, Wal-Mart and Target. Sears and Montgomery Ward are representative department store customers. The mass retailer category also encompasses catalog customers like J.C. Penney and catalog showroom customers such as Best Products and Service Merchandise. Sporting goods retailers and sports superstore customers include chains like Oshman's Sporting Goods, H. Modell & Company, The Sports Authority, and SportMart. QVC is a shop at home cable television network that provides a direct response television outlet for Bollinger. KMart, Wal-Mart, J.C. Penney and Oshman's have been customers of the Company for approximately 20 years. The loss of one or more of the Company's major customers could have a material adverse impact on the Company.

     Packaging is an important element of the Company's merchandising strategy. The Company's packaging is uniform with bright, coordinating colors that it believes has enabled it to increase the in-store merchandising impact of its products and awareness of the Bollinger brand name.

     The Company generally markets its fitness accessory products as an integrated line, or program, of products and offers program management services to help customers maximize their results from the product line. Program management assistance includes merchandising and product mix planning, distinctive marketing presentations and displays, and responsive inventory management. Through the use of a computerized Plan-O-Gram system, Bollinger is able to customize and quickly illustrate an in-store merchandise display for a customer with a selection of fitness accessory products from the broad assortment offered by the Company. The Company can use the Plan-O-Gram presentation to provide program advice to the customer on the kinds of products, product mix and product arrangement that in its judgment will generate the best results for its customer. Bollinger's ability to provide these program management services is enhanced by the size and diversity of its extensive product line, its Electronic Data Interchange (EDI) link with customers and selected in-store reviews.

MANUFACTURING

     Approximately 50%, 55%, and 55% of the Company's net sales for fiscal 1996, 1995 and 1994, respectively, were derived from the sale of U.S.-made products, the majority of which were manufactured by Bollinger. Management believes that a domestic manufacturing capability enhances its ability to supply certain mass retailers, to introduce new products on a timely basis and to respond to short-term delivery schedules.

     Most of the Company's fitness accessory products are manufactured in a cut-and-sew operation in the Company's Grand Prairie, Texas, facility. These Company-manufactured items are primarily made from Enlightened Rubber(TM) materials, a special kind of rubber that allows for greater breathability than standard neoprene. Enlightened Rubber(TM) is utilized in these products to enhance the durability of the products. Bollinger obtains its Enlightened Rubber(TM) materials from a single domestic supplier, although it believes foreign sources are readily available. Although the loss of this domestic supplier could have a short-term impact on the Company until it secures alternative sources, the loss would not have a long-term material adverse impact on the Company's business or operations. The Company manufactures most of its NBFTM trampolines at its manufacturing facility in Americus, Georgia.

     The remainder of Bollinger's sales of fitness accessory products, including barbells, dumbbells, weightlifting bars and weightlifting gloves and trampolines, are attributable to products imported in bulk from China, Taiwan, and Pakistan. The Company's imported products are packaged in custom packaging designed by the Company. Depending on the particular product, the packaging materials may be printed overseas and packaging is part of the foreign manufacturing process. With some products, including those items imported in bulk, the Company repackages the products in U.S.-made materials. Bollinger's custom packaging differentiate its products from its competitors. The Company believes that the loss of one or more foreign suppliers could have a short term adverse impact on the Company until it secures alternate sources.

SALES

     The Company primarily relies upon networks of independent sales representatives and distributors who are managed by an in-house sales management staff. Bollinger's independent sales representatives, who work on a commission-only basis, specialize in the sale of sporting goods products to mass retailers. These independent sales representatives market a variety of sporting goods, and therefore, generally have strong relationships with customer purchasing personnel. The Company's in-house sales management staff is supported by Bollinger's marketing department to produce a coordinated marketing and sales effort.

     Bollinger's executive officers manage the accounts of the top 20 fitness accessory customers and focus on new customer development. A sales manager has primary responsibility for all other fitness accessory customers and the management of 10 independent sales representative firms, as well as focusing on new customer development.

     In the last few years, the Company began to focus on the development of its international presence. During fiscal 1996, the Company signed an agreement with Tradewinds International to represent Bollinger Industries in all territories outside the United States. Tradewinds International is an experienced organization and the Company believes that their commitment is needed to expand its international business.

PRODUCT DEVELOPMENT

     The Company's product development effort continuously focuses on creating, obtaining and developing new and innovative products and product ideas.
Similar effort is given to regular reevaluation of existing products and how they may be repositioned to enhance the Company's competitive position in the marketplace. Bollinger also frequently examines many unsolicited product ideas, but generally does not make any advance commitments to purchase or license a new product submission. New products and product ideas may come from individual inventors, small companies that do not have sufficient manufacturing capability or the relationships with mass retailers needed to market a new product or consumers who submit new ideas based on personal experience. Once the Company has identified a product, it will determine appropriate sourcing for the product to attempt to ensure both quality manufacture and low costs. The Company's product lines currently include more than 250 fitness accessory products, including 55 new products introduced in fiscal 1996. Although the Company has introduced a substantial number of new products in the last three fiscal years, the Company may not continue to introduce products at the same rate as it has in the past.

COMPETITION

     Bollinger participates in a highly competitive industry, competing with a number of established manufacturers, importers and distributors of fitness products. Many competitors have significantly greater financial and other resources than those available to the Company. The market for fitness products is, however, large and fragmented. The Company believes that the principal competitive factors affecting its business include customer service, manufacturing and distribution capabilities, price, marketing and merchandising expertise, quality, brand name recognition and the ability to create and develop a broad variety of innovative products and concepts.

     The Company believes its principal competitors are large fitness equipment manufacturers, which also happen to sell fitness accessory products, and smaller importers, which offer a more limited assortment of products than Bollinger or the larger competitors. There are relatively few barriers to entry in the fitness accessory products market.

     The Company believes that one of the largest fitness and exercise equipment manufacturers is Icon Health & Fitness, Inc. ("Icon"), which markets products under the brand names of Weslo and ProForm. Icon offers, among many other items, a line of packaged fitness accessory products similar to Bollinger's fitness accessory products. Although the Company believes that the majority of Icon's sales come from treadmills, exercise machines, and weight benches, Icon competes directly with Bollinger for sales of a large number of handheld fitness accessories. The Company believes that Icon has larger net sales than the Company.

     The Company's smaller competitors include businesses that are solely or primarily direct importers. An example of these smaller competitors is Dynamic Classics, Ltd., which offers a line of fitness accessory products. The Company believes that the Company's net sales are larger than these competitors individually.

PATENTS AND TRADEMARKS

     The Company has rights to a number of patented inventions, trademarks and trade names used in connection with the sale and marketing of its products and believes that protection of its patents, trademarks and trade names is important because of customer preferences for and recognition of the patented products and the trademarks and trade names used with existing products. The Company does not believe it infringes any patent, trademark or trade name rights. However, the successful assertion or settlement of a patent, trademark or trade name infringement claim against Bollinger could have a material adverse effect on the Company's business depending on the nature of the claim and the product or products affected. There can be no assurance that the Company will have adequate funds available to defend or assert a claim for infringement of any patents, trademarks or trade names, or that, if funds are available, the defense or assertion of such a claim will not be prohibitively expensive. In addition, no assurance can be given that Bollinger will be able to protect against the duplication of its products or the use of its trademarks or trade names.

     The Company currently holds and protects the rights to a number of U.S. patents and additionally has a number of exclusive and nonexclusive licenses under various other U.S. patents. It does not hold any foreign patents. Bollinger does not view any single patent as critical to its business.

     Bollinger owns a number of trademarks and has licensed the use of additional trademarks in the U.S. The Company intends to protect them to the fullest extent practicable. Bollinger has registered its trademark in a number of foreign countries.

EMPLOYEES

     As of March 31, 1996, the Company employed approximately 548 persons on a full-time basis, of which approximately 440 employees were engaged in receiving, manufacturing, warehousing, and shipping activities. Approximately 108 employees were engaged in sales, customer service, accounting, MIS, and other administration functions. In addition, the Company, from time to time, uses part-time workers and/or contract labor. None of the Company's employees are represented by a union. The Company believes relations with its employees are good.

REGULATIONS

     The Company and its products are subject to numerous federal, state, and local laws, rules and regulations ("Regulations"). Among the more significant of such Regulations are consumer product safety laws under which a company's products can be barred from sale or subject to recall if found to be hazardous; occupational safety and health laws; and environmental laws.

     The Company is not a party to any threatened or pending material regulatory action, other than as discussed below in Item 3. Legal Proceedings.

ITEM 2.   PROPERTIES.

     The Company owns a facility in Irving, Texas, which contains approximately 43,000 square feet. Approximately 16,000 square feet is used as office space and serves as the Company's headquarters. All of the Company's accounting, sales, and administrative functions operate out of this location. The additional 27,000 square feet is used for the manufacture, warehousing, and shipment of certain treadmills and exercise cycles.

     The Company leases approximately 402,000 square feet in Grand Prairie, Texas, which is used as the main manufacturing, warehousing, and shipping facility for the Company's Fitness Accessory Products. This facility is subject to two leases. The first lease for approximately 102,000 square feet expires June 30, 1999, and has a renewal option for an additional four years. The second lease for approximately 300,000 square feet expires August 31, 1999, and does not contain a renewal option.

     The Company also leases approximately 41,000 square feet in Lubbock, Texas, which is used to manufacture, warehouse, and ship the Company's Healthcare Products. This lease expires November 30, 1999, and does not include a renewal option. Management intends to sublease this location as part of the disposal of the Healthcare Division.

     The Company also manufactures, warehouses, and ships trampolines out of a facility in Americus, Georgia, which contains approximately 60,000 square feet. The lease for this location expires on December 20, 2005, at which time the Company is obligated to purchase the facility at a nominal amount.

     In addition, the Company rents space in public warehouses and/or leases other facilities on a short term basis, from time to time, as the need arises.

     The Company believes that the above facilities are adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company, Glenn D. Bollinger (Chairman & CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John
L. Maguire (Director), William Blair & Company, Rauscher Pierce Refnes, Inc. (former underwriters of initial public offering), and Grant Thornton, L.L.P. (former independent accountants), are defendants (the "Suntrust Defendants") in a lawsuit brought in the District Courts, Dallas County, Texas, by shareholder Suntrust Bank Atlanta, as trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. In addition, the Company, Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael
J. Beck, are defendants (the "STI Defendants"), in a lawsuit brought in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. The lawsuits purport to be class actions and allege certain misrepresentations and fraudulent actions by the Suntrust and STI Defendants. Both lawsuits seek damages, exemplary damages, interest, costs, and expenses. Management of the Company does not believe either lawsuit has merit. However, if the plaintiffs should prevail in either lawsuit, it could have a material adverse effect on the Company.

     The Company has been contacted by the Department of Labor (DOL) in regard to certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are held in the Company's 401(K) plan which is the successor to the ESOP. The Company is responding to and cooperating with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any other of the Company's employee benefit plans.

     The staff of the Securities and Exchange Commission has indicated to the Company it is their preliminary determination to recommend a civil injunctive action be brought against the Company, Glenn Bollinger and Ronald Bollinger, based upon what the staff believes to be violations of various securities laws, including Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The purported violations are alleged to arise out of certain transactions which occurred during the fiscal years 1994 and 1995. The staff has stated it will not recommend seeking monetary penalties against the Company.

     From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business, that could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on January 18, 1996. During this meeting, five directors, which constitutes the entire Board of Directors, were elected to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. The following individuals were elected:


                                          VOTING SUMMARY
                            ------------------------------------------
       NAME                      FOR         WITHHELD      NOT VOTING
- - -------------------------   ------------   ------------   ------------
Glenn D. Bollinger             3,121,415         11,300        575,375
Bobby D. Bollinger             3,121,415         11,300        575,375
John L. Maguire                3,027,415        105,300        575,375
Stephen L. Parr                3,026,615        106,100        575,375
Richard J. Tucker              3,026,915        105,800        575,375

     There were no other matters voted on during this meeting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company completed its initial offering during November 1993 at a price of $12.50 per share. The Common Stock was quoted on the NASDAQ National Market
under the trading symbol "BOLL."   However, due to delinquency in filing
certain reports with the Securities and Exchange Commission, and other matters, the NASDAQ "delisted" the Company's common stock during August 1995. The Company is pursuing relisting on NASDAQ or another exchange. The Company's common stock is currently traded over-the-counter. The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the Common Stock as reported by NASDAQ (for the period April 1, 1994, through August 16, 1995), and a market maker of the Company's common stock or the over-the-counter Bulletin Board (for the period August 17, 1995, through March 31, 1996).


                                       PRICE RANGE
                            ----------------------------------
                               FISCAL 1996       FISCAL 1995
                            ----------------  ----------------
                             HIGH      LOW     HIGH      LOW
                            -------  -------  -------  -------
First Quarter ...........   $ 9.00   $ 1.87   $12.00   $ 9.50
Second Quarter ..........     4.25     3.00    13.50     8.50
Third Quarter ...........     4.00     2.31    14.50    10.25
Fourth Quarter ..........     4.00     2.00    16.00     7.50

     On June 24, 1996, the closing sale price of the Common Stock as reported by the over-the-counter Bulletin Board was $2.00 per share. As of June 24, 1996, there were approximately 58 holders of record of the Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception. The Company's board of directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected historical financial data presented below is derived from the consolidated financial statements of the Company. The consolidated financial data of the Company for the year ended March 31, 1992, is derived from the historical consolidated financial statements of the Company, which have been audited by Lane Gorman Trubitt, L.L.P., independent certified public accountants. The consolidated financial data for the years ended March 31, 1993 and 1994, is derived from the historical consolidated financial statements of the Company, which have been audited by Grant Thornton, L.L.P., independent certified public accountants. (The Company's historical consolidated financial statements for the years ended March 31, 1992, and 1993 are not included in this Report.) The consolidated financial data for the year ended March 31, 1995, and 1996, are derived from the historical consolidated financial statements of the Company, which have been audited by King Burns & Company, P.C. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's consolidated financial statements and related notes included elsewhere in this Report.

                                                                     FISCAL YEAR ENDED MARCH 31,
                                                     --------------------------------------------------------
                                                       1996        1995        1994        1993        1992
                                                     --------    --------    --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS (4)
Net Sales ........................................   $ 80,300    $ 67,894    $ 38,746    $ 27,586    $ 15,743
Cost of goods sold ...............................     62,197      50,546      26,982      20,060      10,982
                                                     --------    --------    --------    --------    --------
     Gross profit ................................     18,103      17,348      11,764       7,526       4,761
Selling expenses .................................      7,877       6,862       4,070       2,282       1,423
Distribution, general and administrative
expenses .........................................     12,115       8,422       4,224       3,331       2,336
Restructuring of operations ......................      3,960        --          --          --          --
                                                     --------    --------    --------    --------    --------
                                                       23,952      15,284       8,294       5,613       3,759
                                                     --------    --------    --------    --------    --------
     Operating profit (loss) .....................     (5,849)      2,064       3,470       1,913       1,002
Other expense (income)
  Interest expense ...............................      2,252       1,167         667         320         392
  Interest income ................................        (79)        (94)        (41)       --          --
  Miscellaneous ..................................        (26)         47         (24)        (47)          6
                                                     --------    --------    --------    --------    --------
                                                        2,147       1,120         602         273         398
                                                     --------    --------    --------    --------    --------
  Earnings (loss) from continuing operations
    before income tax expense (benefit) ..........     (7,996)        944       2,868       1,640         604
Income tax expense (benefit) .....................     (1,135)        350       1,042         685        --
                                                     --------    --------    --------    --------    --------
  Earnings (loss) from continuing operations (1) .     (6,861)        594       1,826         955         604
Discontinued operations
  Earnings (loss) from operations net of income
    tax benefit ..................................       (592)       (525)        550         235         276
  (Loss) on disposal, net of income tax benefit
    including a $1,199,118 and $325,380 provision
    for operating losses during phase out period
    in 1996 and 1994 .............................       (770)       --          (573)       --          --
  Earnings (loss) from discontinued operations (2)     (1,362)       (525)        (23)        235         276
                                                     --------    --------    --------    --------    --------
Net earnings (loss) before extraordinary items ...     (8,223)         69       1,803       1,190         880

Extraordinary items (3) ..........................       --          --          --          --           111
                                                                                                     --------
Net earnings (loss) ..............................   $ (8,223)   $     69    $  1,803    $  1,190    $    991
                                                     ========    ========    ========    ========    ========
Per share data:
  Earnings (loss) from continuing operations .....   $  (1.85)   $   0.15    $   0.59    $   0.36    $   0.23
                                                     ========    ========    ========    ========    ========

  Net earnings (loss) ............................   $  (2.22)   $   0.02    $   0.59    $   0.45    $   0.37
                                                     ========    ========    ========    ========    ========
Weighted average common and common equivalent
  shares outstanding .............................      3,710       3,967       3,079       2,650       2,650
                                                     ========    ========    ========    ========    ========

                                                                           MARCH 31,
                                                     ----------------------------------------------------
                                                       1996       1995       1994       1993       1992
                                                     --------   --------   --------   --------   --------
BALANCE SHEET DATA
Working capital ..................................   $  8,322   $ 15,725   $ 18,038   $  3,484   $  2,595
Total assets .....................................     58,381     55,422     27,632     20,663     12,058
Total long term debt .............................        577        223        500        690        842
Total debt .......................................     23,260     26,810      4,977      9,701      5,792
Stockholders' equity .............................     12,463     20,467     19,398      4,369      3,179

(1) The Company sold substantially all of the assets of its C. G. Products subsidiary effective September 13, 1993. The Company determined to discontinue its Healthcare Division during January 1996. Earnings from continuing operations does not reflect the results of operations for C. G. Products and the Healthcare Division. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B of "Notes to Consolidated Financial Statements."
(2) Represents results of discontinued operations of C. G. Products and the Healthcare Division. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B of "Notes to Consolidated Financial Statements."
(3)  Extraordinary items represent gains on extinguishment of debt.
(4) The Statements of Operations for fiscal 1995, 1994, 1993, and 1992 have been reclassified to reflect the discontinuance of the Healthcare operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Report.

GENERAL

     Bollinger Industries, Inc. is a publicly owned corporation which designs, manufactures, and distributes a variety of fitness equipment and accessories (Fitness Accessory Products).

     During the fourth quarter of fiscal 1996, management undertook a comprehensive review of the Company's marketing strategy, profitability, and liquidity. As a result of that review, management decided to refocus on promotion of its Corporate name which has wide acceptability among retail chains and the ultimate consumer. This strategy necessitated a three point plan (the "Plan").

     The components of the Plan comprise: providing a restructuring charge to cover disposal of certain inventory and phase out of certain celebrity endorsed products; disposal of the Company's Sports Medicine and Safety Products business ("Healthcare Division"); and revision of certain operating policies and procedures to further enhance profitability.

     The primary goal of the Plan is to refocus the Company on its historical marketing strength which is with high volume mass merchants, discounters, and chain stores. The Bollinger brand name is the leader with these retailers. In addition, the Company will utilize the recently licensed Nautilus brand name to build sales to specialty sporting goods stores, high-end retailers, and other relatively low volume channels of distribution where gross profit margins justify a licensing fee.

     Adoption of the Plan by the Company has resulted in the inclusion of the following items in the financial statements for fiscal 1996: a charge for restructuring of operations; an operating loss from discontinued operations of the Healthcare Division; and a provision for loss on disposal of the Healthcare Division. In addition, prior year Statements of Operations have been reclassified to reflect the results of operations of the healthcare Division as discontinued operations.

PROFITABILITY

     In fiscal 1996, the Company had a substantial loss from continuing operations of $6.9 million after income taxes. In evaluating this loss in terms of the Company's prospects for the future, it is important to keep the 1996 results in proper perspective. First, the loss includes a $4 million restructuring charge. The resulting loss before the restructuring charge is $2.9 million from continuing operations. If the impact of the three elements of the Plan had been in place for all of 1996, the result would have reduced the loss by over $2.5 million more. The restructuring plan is expected to reduce operating costs by $1.5 million and reduce the impact of customer returns and charge-backs in excess of an additional $1.0 million. Further, negotiations with vendors will yield additional savings. Strong continued sales and earnings growth is expected from the Company's trampoline products. If current projections are met, that growth, combined with the items mentioned above, give the Company a reasonable prospect of returning to profitability in 1997.

RESTRUCTURING OF OPERATION

     The Company has experienced rapid sales growth over the past five years through expansion of products offered, increased customer base, and acquisitions. However, profitability has been inconsistent, and management has not met its primary objective, which is to create shareholder value. In an effort to remedy this situation, management concluded in the fourth quarter of fiscal 1996 to restructure its Fitness Accessory Products business. The significant elements of the Restructuring Plan are to substantially reduce inventory levels which have been excessive and to de-emphasize celebrity endorsed products. As a result the Company expects to reduce interest costs; generate much needed capital; reduce warehousing and related costs; reduce royalty expense; improve gross profit; and increase net earnings per share.

     The Company has identified approximately $12.0 million of inventory which it plans to liquidate through various channels. The Company does not believe that the liquidation of this inventory will significantly affect its normal sales. The largest category of inventory to be liquidated is product endorsed by Denise Austin (see discussion below). Inventory of Denise Austin product is approximately $5.0 million. The balance of inventory to be liquidated of approximately $7.0 million includes various Fitness Accessory Products. Many of the items to be disposed of can still be sold by the Company at regular prices over an extended period of time but the Company feels it necessary to accelerate liquidation of this inventory to generate cash and reduce carrying costs.

     The Company introduced the Denise Austin line of Fitness Accessory Products in Fiscal 1993. Sales of these products have increased since that time to approximately $24.0 million in fiscal 1996. The Company pays Ms. Austin a substantial royalty for the use of her name and her personal appearances to promote these products. However, most of these products are sold through mass merchants. The Company's gross profit for mass merchants tends to be relatively lower than for other customers due to competitive factors. The combination of low gross profit and a relatively high royalty are not cost effective. As a result, the Company has decided, as part of its Restructuring Plan, to phase out the Denise Austin relationship. The Company has negotiated with Ms. Austin to continue to endorse certain of the Company's products through January 1997 to help liquidate Denise Austin inventory under the same contractual terms as are currently in effect. The Company anticipates that substantially all of the Denise Austin inventory will be sold by that time.

     At this time the Company expects to continue its current celebrity endorsement agreements with Nolan Ryan and Kiana Tom and to evaluate additional such agreements if beneficial.

     Concurrent with the inventory reduction discussed above the Company will consolidate warehouse operations. This will result in the closing of two leased warehouses, the reduction of warehouse personnel, and cuts in other operating costs through increased efficiency.

DISCONTINUED OPERATIONS - HEALTHCARE DIVISION

     Management of the Company determined in January of fiscal 1996 to dispose of its Healthcare business. Healthcare has been unprofitable for the past two years and sales have declined by approximately 52% during that period. Management does not believe it has the resources to reverse this trend. However, the Company believes the Healthcare business may be attractive to another company already in the healthcare or related business.

     As a result of the decision to dispose of the Healthcare Division, the operations of Healthcare have been accounted for as a discontinued operation in this Report and the accompanying consolidated financial statements for fiscal 1996. In addition, the Consolidated Statements of Operations for fiscal years 1995 and 1994 have been reclassified to reflect the operations of Healthcare as discontinued operations. An after-tax provision of $770,000 for loss on disposal of Healthcare assets was made in fiscal 1996. Net sales for the discontinued Healthcare operations were $3.3, $5.2 and $6.4 million in fiscal 1996, 1995, and 1994, respectively. The net gain (loss) from discontinued Healthcare operations was ($592,000), ($525,000), and $702,000, in 1996, 1995,
and 1994, respectively.

OTHER

     As part of the Plan, the Company has revised certain policies and procedures involving customer returns and deductions ("Chargebacks"). Chargebacks represent a significant cost to the Company as they do for most vendors supplying retailers. During fiscal 1996, the company implemented improved procedures for identifying and recording customer chargebacks and potential chargebacks. Despite such improved procedures and continuing review by management, unanticipated chargebacks were particularly high during the fourth quarter. In spite of a decrease in gross sales from approximately $32.9 million in the third quarter to approximately $18.0 million in the fourth quarter, there was an unanticipated increase in returns and other customer deductions of more that $450,000.

     The most significant category of Chargebacks is returns of first quality product. While the Company is not contractually obligated to accept returns of first quality product , it is not unusual to do so as an accommodation to maintain good customer relations. The costs associated with returns of first quality product include receiving, replacing cartons damaged in-transit, repackaging, relabeling, restocking, storage and reshipping. The Company has adopted more stringent requirements before it will accept future returns of first quality product. Among these requirements are: restocking charges; agreement by the customer to buy additional product in the future; and rejection of unwarranted returns.

     In addition to first quality returns, the Company receives a significant amount of Chargebacks for returns of allegedly defective product. In order to reduce this category of Chargebacks, the Company has adopted a Defective Product Allowance program by which the Company negotiates a flat percentage of sales which a customer deducts in lieu of returning defective product. This program saves the Company freight and handling costs; refurbishing and disposal costs; and eliminates volatility in the financials. In addition, disputes over manufacturing defects versus customer damaged product are eliminated. The Company believes that this policy will have a favorable impact on fiscal 1997 operating costs.

     Another significant category of Chargebacks involves customer imposed penalties for non-compliance issues. Many retailers impose specific rules involving product specifications, shipping instructions, labeling, invoicing, etc. These retailers unilaterally deduct penalties from payments to their vendors for infractions of their rules. Many of these penalties are onerous or erroneous and are expensive to research and challenge. As part of the Plan, the Company has formed a team from various functional areas of the organization which will work to reduce this category of Chargebacks. In addition, the Company wrote-off a number of older Chargebacks, in the fourth quarter of 1996, that were in dispute in order to concentrate on more current Chargebacks and focus on eliminating their reoccurrence.

     Another aspect, of equal importance to reducing chargebacks, incorporated in the Plan is the more aggressive negotiation for products, materials, and services purchased by the Company. The Company has already had success with two of its largest suppliers. The Company seeks to significantly improve its gross profit through lowered costs negotiated with its primarily overseas suppliers. Prior to fiscal 1997 such product cost reductions could not be attained, as the Company did not have the liquidity to negotiate strongly with vendors.

     The Company also anticipates fiscal 1997 savings in operating expenses, through implementation of the Plan, of approximately $1.5 million. Included in these savings are an $800,000 reduction of expenses involving celebrity endorsed products; a $400,000 reduction in warehouse rent and temporary storage costs, and a $200,000 reduction in warehouse labor and increase in warehouse efficiency. These savings are to be anticipated even greater in subsequent fiscal years.

     Improved liquidity is crucial to the future success and growth of the Company. Recognition of this fact is one of the primary reasons that management initiated the Plan. During 1997, the Plan anticipates generating approximately $7 million from reduced inventory levels. In addition, the Company will receive more than $2.0 million in federal income tax refunds arising from losses in fiscal 1996. These funds will be used to reduce trade accounts payable and other debt. As a result of anticipated lower debt, the Company's interest expense should decrease towards the end of fiscal 1997.

DISCONTINUED OPERATIONS - PRIOR

     Effective September 13, 1993, the Company sold substantially all of the assets of its California manufacturing subsidiary, C.G. Products, Inc. ("C.G. Products") formerly known as California Gym Equipment Company. C.G. Products was engaged in the manufacture and sale of variable resistance weightlifting machines and single station exercise machines. The sales price for the assets was approximately $1.2 million, including $300,000 in cash, two promissory notes from the purchaser in the aggregate principal amount of approximately $818,000 (bearing interest at 7% per annum) and a $100,000 wholesale credit for future purchases of weightlifting machines by the Company. The notes are secured by a second lien on the purchaser's inventory and a first lien on other assets, except for accounts receivable. The Company also subleased C.G. Products' manufacturing facility to the purchaser, but remains the primary obligor on the lease, which expires in May 1997. The Company has also agreed to a non-competition agreement for the greater of five years or until payment in full of the promissory notes. The purchaser did not assume certain liabilities arising prior to the sale.

     As a result of the sale, the operations of C.G. Products have been accounted for as a discontinued operation in this Report and the accompanying consolidated financial statements. The principal reasons for the sale were C.G. products' inability to generate satisfactory profit margins on most of its exercise machine product lines and management's strategic decision to exit the market for weight stack equipment in order to stem continuing losses and focus on the Company's consumer fitness accessories and light equipment products. An after-tax provision of $573,000 for loss on disposal of these assets was made in fiscal 1994. Net sales for the discontinued operations of C.G. Products were $2.4 million for fiscal 1994. The net loss for the same period was $152,000. See Note B to "Notes to Consolidated Financial Statements."

INITIAL PUBLIC OFFERING

     On November 17, 1993, the Company completed an initial public offering of Common Stock, with the issuance of 1,200,000 shares at $12.50 per share. The Company received net proceeds of approximately $13.1 million after deducting offering costs. The net proceeds were used (1) to repay approximately $10.9 million outstanding under a revolving credit facility, (2) to repay approximately $1.5 million of other indebtedness, and (3) to increase funds available for working capital purposes.

ACQUISITIONS

     Effective May 24, 1994, the Company, through a newly formed and wholly owned subsidiary, NBF, Inc., a Georgia Corporation, acquired substantially all the assets and liabilities of NBF, Inc., a Florida Corporation, in exchange for 138,000 shares of the Company's restricted Common Stock. The purchase price was approximately $2.8 million, including the assumption of certain liabilities. Additionally, the Company acquired from an individual all of the intellectual property rights to the products manufactured by NBF, Inc., a Florida Corporation, for $150,000 in cash. NBF, Inc. is a manufacturer of trampolines and other outdoor playground equipment. The acquisition was accounted for as a purchase and accordingly, results of operations have been included in the Consolidated Statement of Earnings since the acquisition date.

SALE OF ASSETS

     In September of 1993, the Company sold substantially all of the assets of its C.G. Products operations. C.G. Products was engaged in the manufacture and sale of variable resistance weightlifting machines and single station exercise machines. C.G. Products' net loss from operations for fiscal 1994 was approximately $152,000. In addition, the Company realized a net loss on disposal of the assets of C.G. Products of approximately $573,000 in fiscal 1994. The results of operations of C.G. Products are reflected in the Company's consolidated financial statements as discontinued operations.

RESIGNATIONS

     As a result of certain accounting and other issues raised by the Company's independent accountants ("Accountants") (see Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure) two of the Company's independent directors and the Company's Accountants resigned during the month of June 1995. The Company subsequently filled these openings. The Company does not believe that the issues raised by the Company's former Accountants warranted the ensuing resignations of the Accountants and the directors.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated, certain items derived from the Company's consolidated statements of operations expressed as a percentage of net sales. The trends in sales or earnings illustrated in the following table may not be indicative of future earnings.

                                                                  PERCENTAGE INCREASE
                                       PERCENTAGE OF NET SALES        (DECREASE)
                                      --------------------------  -------------------
                                                                    FISCAL   FISCAL
                                      FISCAL YEAR ENDED MARCH 31,    1996     1995
                                                                      OVER FISCAL
                                       1996      1995      1994      1995      1994
                                      ------    ------    ------    ------    ------
Net sales .........................    100.0     100.0     100.0        18        75
Cost of goods sold ................     77.5      74.4      69.6        23        87
                                      ------    ------    ------
  Gross profit ....................     22.5      25.6      30.4         4        47
Selling expenses ..................      9.8      10.1      10.5        15        69
Distribution, general and
  administrative expenses .........     15.1      12.4      10.9        44        99
Restructuring of operations .......      4.9       0.0       0.0         0         0
                                        29.8      22.5      21.4        57        84
Operating profit (loss) ...........     (7.3)      3.0       9.0      (383)      (40)
Interest expense ..................      2.8       1.7       1.7        93        75
Other expense (income) - net ......     (0.1)     (0.1)     (0.2)      (78)       44
                                      ------    ------    ------
                                         2.7       1.6       1.6        92        86
  Earnings (loss) from
    continuing operations before
    income taxes ..................    (10.0)      1.4       7.4      (947)      (67)
Income tax expense (benefit)  .....     (1.4)       .5       2.7      (424)      (66)
                                      ------    ------    ------
  Earnings (loss) from
    continuing operations .........     (8.5)       .9       4.7    (1,255)      (67)
                                      ======    ======    ======

(1) The percentages for 1995 and 1994 have been recalculated to reflect the discontinuance of the Healthcare Division. See Management's Discussion of Financial Condition and Results of Operations and Note B to "Notes to Consolidated Financial Statements."

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

     The Company's fitness accessory products (Fitness Accessory Products) consist of two major product categories - trampoline products (Trampoline Products) and other fitness accessory products (Other Fitness Accessory Products).

     Net sales of Fitness Accessory Products in fiscal 1996 increased by approximately $12.4 million from fiscal 1995, an increase of 18.3% Approximately $11.5 million of this growth is attributable to net sales of Trampoline Products which increased 127.9%. The balance of approximately $900,000 is attributable to net sales of Other Fitness Accessory products, which increased 1.4%. The Company introduced Trampoline Products to its Fitness Accessory Products line during May 1994. Since that time net sales of Trampoline Products has increased rapidly due to placement of trampolines at several of the Company's high volume mass merchant customers. The Company expects net sales of Trampoline Products will continue to grow at a high rate. However, it is unlikely that the prior year percentage increase in net sales can be maintained. The relatively flat net sales of Other Fitness Accessory Products resulted from weak demand and a high level of product returns. The high returns were a result of both defective product and accommodations to certain of the Company's larger customers. Returns and other customer deductions were particularly high in the fourth quarter of fiscal 1996. As a result, the Company has adopted a tougher policy in regard to allowing customer returns. In the first quarter of fiscal 1997, the Company rejected several requests for sizable returns. The Company plans to reduce returns significantly during fiscal 1997.

     Gross profit for Fitness Accessory Products in fiscal 1996 increased by approximately $800,000 over fiscal 1995, but decreased as a percentage of net sales from 25.6% in 1995 to 22.5% in fiscal 1996. This is due to the fact that trampoline products earn a lower gross margin than other Fitness Products and were a higher proportion of sales in 1996. Gross margins of the other Fitness Accessory Products were lower in 1996 than 1995 due primarily to a higher level of customer returns and chargebacks.

     During fiscal 1996, the Company implemented improved procedures for identifying and recording customer chargebacks and potential chargebacks. Despite such improved procedures and continuing review by management, unanticipated chargebacks were particularly high during the fourth quarter. In spite of a decrease in gross sales from approximately $32.9 million in the third quarter to approximately $18.0 million in the fourth quarter, there was an unanticipated increase in returns and other customer deductions of more than $450,000. As a percentage of gross sales, returns and other customer deductions increased from 9.7% in the third quarter to 19.9% in the fourth quarter. In addition, certain customer deductions were written-off, in the fourth quarter, that were previously disputed and expected to be collected prior to the end of the quarter by the Company. These items had a significant impact on the fourth quarter and therefore the year to date gross profit. The Company has adopted a tougher policy beginning in fiscal 1997, in regard to accepting defective and non-defective returns, and allowing other customer deductions.

     Selling expenses for Fitness Accessory Products in fiscal 1996 increased by approximately $1.0 million compared to fiscal 1995 and decreased as a percentage of net sales of Fitness Accessory Products from 10.1% in fiscal 1995 to 9.8% in fiscal 1996. The dollar increase in selling expenses is attributed to the overall increase in net sales of Fitness Accessory Products. The decrease in selling expenses as a percentage of net sales of Fitness Accessory Products is attributable to increased sales volume.

     Distribution, general and administrative expenses for Fitness Accessory Products increased by $3.7 million compared to fiscal 1995 and increased as a percentage of net sales of Fitness Accessory Products from 12.4% in fiscal 1995 to 15.1% in fiscal 1996. The increase in distribution, general and administrative expenses in dollars is attributed to the increase in net sales; excessive warehouse rent and labor costs associated with product returns. In addition, distribution, general and administrative expenses were higher than anticipated due to increased consulting and temporary employee expenses to address problems with the Company's computer system; increased legal expenses and audit fees; expenses associated with taking extra physical inventories; and certain other expenses.

     In particular, the fourth quarter was impacted by significant temporary storage charges associated with in-transit inventory, legal expenses, and insurance costs associated with product liability. As a result of the restructuring plan discussed earlier, the Company expects to significantly reduce warehouse rent, temporary storage charges, and warehouse labor.

     The Company took a charge of $4.0 million to operating profit for restructuring of continuing operations during the fourth quarter.
Restructuring of operations is discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Operating profit from continuing operations in fiscal 1996 as compared to fiscal 1995 decreased by $7.9 million including a restructuring charge of $4.0 million. As a percentage of net sales, operating profit decreased from a 3.0% operating profit to a 7.3% operating loss.

     Interest expense for continuing operations in fiscal 1996 increased approximately $1.0 million from fiscal 1995 primarily due to a higher interest rate on the Company's borrowings. In addition, the average loan balance was higher in fiscal 1996 due to increased working capital required to support increased sales volume partially offset by higher accounts payable.

     Due to a loss from continuing operations the Company recorded an income tax benefit of $1.0 million which is based on an effective tax rate of 14.2%. The tax benefit was reduced to reflect the amount expected to be realized. The Company may potentially realize additional tax benefit depending on future earnings.

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

     Net sales in fiscal 1995 increased by $29.1 million from fiscal 1994, an increase of 75.2%. Approximately $20.1 million of this increase in net sales is attributable to Other Fitness Accessory Products, and the balance of approximately $ 9.0 million is attributable to the addition of Trampolines Products to the Company's Fitness Accessory Products line in May 1994. The increase in net sales of Other Fitness Accessory Products resulted from increased placement; and increased volume of products sold to the Company's core customers. The Company generated additional business with these customers through promotional and "buy back" programs. Buy back programs entail purchasing a competitor's products from a retailer in order to replace the competitor's product with the Company's.

     Gross profit in fiscal 1995 increased by $5.6 million from fiscal 1994 but decreased as a percentage of net sales from 30.4% in fiscal 1994 to 25.6% of net sales in fiscal 1995. Accessory Fitness Products experienced a decline in gross profit as a percentage of net sales primarily due to additional costs to generate higher sales volume; costs associated with higher customer buybacks, returns and deductions; and the addition of Trampoline Products. In order to increase sales volume during fiscal 1995, the Company, in some cases, was required to buy competitors' products from retailers before the Company could ship its products. This resulted in a charge to gross profit for increased reserve for inventory obsolescence. In addition, the Company experienced higher than normal customer returns and allowances during fiscal 1995 which also reduced gross profit. Net sales of the newly acquired Trampoline Products increased from zero in fiscal 1994 to approximately $9.0 million, 13.3% of net sales, in fiscal 1995. Trampoline Products have a lower gross profit as a percentage of net sales as compared to Other Fitness Accessory Products. As a result, weighted average gross profit as a percentage of net sales decreased. Finally, the Company experienced certain start up inefficiencies in the Trampoline Product operation which further reduced gross profit.

     Selling expenses in fiscal 1995 increased by $2.8 million compared to fiscal 1994 but decreased as a percentage of net sales from 10.5% in fiscal 1994 to 10.1% of net sales in fiscal 1995. The dollar increase in selling expenses is primarily a result of increased volume during fiscal 1995. The decrease in selling expenses as a percentage of net sales is primarily a result of certain selling expenses being relatively fixed and Trampoline Products requiring less selling expense as compared to Other Fitness Accessory Products.

     Distribution, general and administrative expenses increased by $4.2 million compared to fiscal 1994 and increased as a percentage of net sales from 10.9% in fiscal 1994 to 12.4% in fiscal 1995. The increase in distribution, general and administrative expenses in dollars and as a percentage of net sales is primarily attributable to certain inefficiencies in the warehousing and distribution of product caused by excessive inventory and inadequate space for a portion of the year. This resulted in inflated payroll and rent expense. Other contributing factors include higher costs associated with increased volume and costs incurred in anticipation of continuing increases in sales.

     Operating profit in fiscal 1995 decreased $1.4 million from fiscal 1994. Due to the factors discussed above, operating profit as a percentage of net sales in fiscal 1995 decreased to 3.0% from 9.0% in fiscal 1994.

     Interest expense in fiscal 1995 increased $501,000 as a result of increased borrowings under the Company's revolving line of credit in order to finance higher working capital needs to support increased sales and resulting higher inventory and accounts receivable.

     Income tax expense for earnings from continuing operations in fiscal 1995 and fiscal 1994 reflect an effective tax rate of 37.1% and 36.3% respectively.

SEASONALITY; QUARTERLY RESULTS

     In the past, the Company's net sales and earnings have been higher in the last six months of the fiscal year compared to the first six months of the fiscal year. This trend has continued for net sales. As a percentage of annual net sales the net sales for the last six months of both fiscal 1996 and 1995 were approximately 57.3%. The higher net sales in the last six months results from the Christmas selling season and increased consumer demand in response to New Year's resolutions to "take better care of one's self." Net earnings for the Company will generally rise and fall with sales volume although not directly in proportion to the change in net sales due to certain of the Company's expenses being relatively fixed while others are relatively variable. The Company's quarterly operating results may also vary depending on such other factors as the timing of significant customer orders, the mix of
products sold, and the efficiency of operations.   However, during the last two
fiscal years, the Company experienced a net loss from continuing operations in the fourth quarter. The fourth quarter of fiscal 1996 was adversely impacted by a restructuring charge, high customer returns and deductions, write-off of customer deductions previously disputed by the Company, increase in product scrapped resulting from refurbished returns; high temporary storage charges associated with in-transit inventory; high legal expenses; and certain
insurance costs associated with product liability.   During fiscal 1995, the
Company also experienced a net loss in the fourth quarter. The fourth quarter of fiscal 1995 was adversely impacted by certain inefficiencies in the newly acquired trampoline subsidiary; higher than normal customer buybacks; certain inefficiencies in the distribution operation; and a significant drop in sales from the third quarter of fiscal 1995. Although net sales for fiscal 1995 were up approximately 75.2% from fiscal 1994 the Company anticipated substantially higher sales for the fourth quarter of fiscal 1995 than were realized. As a result, and because of fixed expenses, certain selling, distribution, and general and administrative expenses in the fourth quarter were not reduced in proportion to the decrease in net sales.

     The following table sets forth selected quarterly unaudited information for the 1996, 1995, and 1994 fiscal years. In the opinion of the Company, such information reflects all adjustments, consisting only of normal recurring adjustments necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of the results for any future period. In addition, sales growth in recent quarters has resulted from significantly increased product penetration at certain large retailers and the Company believes that sales growth may be more modest in the future.

                                                           THREE MONTHS ENDED
                                        FISCAL 1996                                FISCAL 1995
                      ----------------------------------------------    ---------------------------------------------
                       JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,     JUNE 30,   SEPT. 30,    DEC. 31,    MAR. 31,
                         1995         1995        1995        1996         1994        1994        1994        1995
                      ---------    ---------   ---------   ---------    ---------   ---------   ---------   ---------
Net Sales .........   $  12,762    $  21,489   $  31,648   $  14,401    $  12,760   $  16,245   $  23,256   $  15,633
Operating Profit
  (loss) ..........        (748)       1,434       1,683      (8,218)         953         898       1,569      (1,355)
Earnings (loss)
  from continuing
  operations ......        (703)         694         701      (7,553)         572         465         744      (1,187)
Earnings (loss) per
  share from
  continuing
  operations ......       (0.19)        0.18        0.18       (2.03)        0.15        0.12        0.19       (0.32)
                                     THREE MONTHS ENDED
                                        FISCAL 1994
                      ---------------------------------------------
                       JUNE 30,   SEPT. 30,    DEC. 31,    MAR. 31,
                         1993        1993        1993        1994
                      ---------   ---------   ---------   ---------
Net Sales .........   $   7,333   $   8,940   $  11,585   $  10,888
Operating Profit
  (loss) ..........         664         854       1,064         888
Earnings (loss)
  from continuing
  operations ......         347         421         599         459
Earnings (loss) per
  share from
  continuing
  operations ......        0.12        0.16        0.19        0.12


     The above table for Fiscal 1995 and 1994 has been reclassified to retroactively recognize the discontinued Healthcare Division.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of financing in the past several years have been short-term borrowings from banks, asset based lenders and an IPO.
The Company's cash flow from operations was approximately $4.0 million for fiscal 1996, although there was negative cash flow from operations in fiscal 1995 and 1994. The improvement in cash flow from operations is due primarily to significantly smaller increases in inventory and trade accounts receivable in fiscal 1996 compared to fiscal 1995. In addition, there was a significantly larger increase in accounts payable in fiscal 1996 as compared to fiscal 1995. The above were partially offset by a large loss in fiscal 1996 as compared to a profit in fiscal 1995.

     The Company currently has a revolving credit facility ("Credit Line") with a bank that provides for a maximum Credit Line of $22.5 million through May 16, 1996, $23.3 million from May 17, 1996, through July 30, 1996. In accordance with the Company's plan, the credit line will be reduced to $22.5 million on July 31, 1996, and to $21.5 million on September 30, 1996. The Credit Line is subject to borrowing base requirements, certain covenants, and other provisions. As of March 31, 1996, the Company was in default or out of compliance with certain of the covenants or other provisions of the Credit Line. The bank has agreed to forebear exercising any of its rights and remedies regarding these defaults or non-compliance items through November 8, 1996.

     The outstanding balance under the Credit Line, $22.5 million as of March 31, 1996, is collateralized by the Company's trade accounts receivable, inventory, and headquarters building.

     The outstanding balances under the Credit Line from September 8, 1994, to September 8, 1995, bore interest at the bank's prime interest or, at the Company's discretion LIBOR plus 2%. From September 9, 1995, to December 28, 1995, the rate increased to prime plus 2% on the first $22.5 million and prime plus 3% on the balance. From December 29, 1995, until November 8, 1996, the rate is prime plus 3% on the entire balance.

     The original Credit Line expired on September 8, 1995, but the bank has extended the Credit Line several times, most recently until November 8, 1996, with the understanding that the Company continue to actively pursue alternative financing. The Company has been and continues to pursue such alternative and additional financing to replace and increase the Credit Line.

     The Company entered into a commitment agreement (the "Agreement") with a financial institution on July 12, 1996, establishing a revolving credit facility (the "Credit Line") for up to a maximum of $30 million. Borrowing under the Credit Line is limited to a percentage of eligible trade accounts receivable and inventory as defined in the Agreement. The Credit Line has a three year maturity and is collateralized by the Company's assets including inventory, trade accounts receivable, and real property. The interest rate under the Credit Line is prime plus 1.75%. In addition, the Company is required to pay certain closing, commitment, management, and unused line fees. Furthermore, the Credit line requires the Company to comply with certain financial and other covenants as defined in the Agreement. Limited personal guarantees by Glenn and Bob Bollinger are also required. The Agreement terminates on July 31, 1996, if final documentation cannot be negotiated and certain other conditions precedent are not met by that time. The Company believes that the Agreement will close by July 31, 1996.

     In addition, the Company expects to raise funds through the sale of certain inventory disposed of as part of the restructuring of the Fitness Accessory Product line and improved earnings as a result of the restructuring and disposal of the Healthcare business.

     However, there is no guarantee that the Company will be successful in raising adequate funds from any of these sources or obtaining a further extension from the Company's current bank or closing the financing Agreement.

     Improved liquidity is crucial to the future success and growth of the Company. Recognition of this fact is one of the primary reasons that management initiated the Plan discussed earlier. During 1997, the Plan anticipates generating approximately $7 million from disposal of inventory. In addition, the Company will receive approximately $2.3 million in federal income tax refunds arising from losses in fiscal 1996. These funds will be used to reduce trade accounts payable and other debt. As a result of anticipated lower debt, the Company's interest expense should decreased towards the end of fiscal 1997. Other operating improvements will also generate cash flow.

     Failure to raise adequate alternative and additional funds may have a materially adverse effect on the Company.

     The Company from time to time reviews the possible acquisition of businesses or products that complement its current business. In May 1994, the Company acquired substantially all the of the assets and certain liabilities of NBF for 138,000 shares of the Company's restricted common stock and the assumption of approximately $1.7 million in liabilities. The Company also acquired certain intellectual property rights for an additional $150,000. The business acquired consists of the manufacture and sale of large size trampoline, trampoline parts, and other outdoor playground equipment. NBF had net sales of approximately $4.0 million in 1993. The Company currently has no plans, arrangements or understandings with respect to any other acquisitions of businesses or products.

     Capital expenditures during fiscal 1996 were approximately $425,000. The Company has budgeted approximately $500,000 for capital expenditures for fiscal 1997.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     To date, inflation and foreign currency fluctuations have not had a material impact on the Company's operations. There can be no assurance, however, that future inflation or foreign currency fluctuations will not have a material adverse effect on the Company, or that the Company will be able to pass on resulting cost increases without experiencing a reduction in demand for its products. A substantial portion of the Company's existing indebtedness bears, and future indebtedness may bear, interest that fluctuates with the prime rate.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from those forward looking statements. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements.

     Disposal of Denise Austin Branded Product

     The current Restructuring Plan anticipates disposing of approximately $5.0 million of Denise Austin branded product at a certain realizable value. This valuation is based on the Company's best estimate of market demand at the time of this report. The actual realizable value of this inventory may differ materially from these estimates.

     Legal Proceedings

     The Company and certain officers and directors are defendants in two separate lawsuits that purport to be class actions and allege certain misrepresentations and fraudulent actions by the defendants. While the Company believes both actions are without merit, a negative outcome would have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the staff of the Securities and Exchange Commission has indicated to the Company it is their preliminary determination to recommend a civil injunctive action be brought against the Company, Glenn Bollinger, and Ron Bollinger. A negative outcome in this matter would have a material adverse effect upon the Company's business, operating results and financial condition. See Item 3. Legal Proceedings.

     Discontinued Operations

     Management plans to dispose of the Company's Healthcare Division. A net provision of approximately $400,000 has been established to cover estimated operating losses through December 31, 1996, the planned disposal date offset by an expected gain on sale of assets. While the Company believes that the provision is adequate, a reduced selling price for the assets, higher operating loss, or an extended disposal date could results in an additional charge to earnings.

     Products and Markets

     A significant part of previous years sales have been generated by celebrity endorsed product which the Company, as part of the Restructuring Plan, plans to substantially reduce in the future. The Company believes the Bollinger brand name and other trademarks and brands are sufficiently strong to continue the recent sales growth trend. Sales of the Company's products may be adversely affected by general economic conditions and unexpected consumer preference for celebrity endorsed product. Additionally, sales of Trampoline Products are expected to continue to grow based on current customer demand. This demand may weaken as consumer preferences and other market conditions change.

     Financing

     The Company signed a financing commitment agreement to replace its current credit facility. If the commitment is not closed by July 31, 1996, it will terminate. The Company believes the agreement will be consummated. However, there is no guarantee that the financing will close or that other financing can be arranged. Failure to arrange adequate financing could have a material adverse effect on the Company. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

CHARGEBACKS

     The Company has instituted certain changes in policies and procedures in regard to customer chargebacks to be implemented in fiscal 1997. As a result, the Company anticipates a substantial reduction in customer chargebacks during fiscal 1997, as compared to fiscal 1996. However, there is no guaranty that the Company will be successful in this endeavor due to customer resistance or other factors. Failure to successfully reduce chargebacks could have a significant effect on the Company's future earnings.

VENDOR PRICING

     The Company plans to negotiate better prices form its vendors in fiscal 1997. The Company has had initial success with two large vendors. However, there are no guarantees that it will have additional success in this regard. Failure to negotiate lower prices can have a material impact on the Company's future earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The consolidated financial statements and schedules of the Company as of March 31, 1996, and 1995, and for each of the years in the three-year period ended March 31, 1996, are included as part of this Report beginning on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.


     (a)  On Thursday, June 22, 1995, Grant Thornton L.L.P., the
          Company's independent accountant, advised by letter that it was resigning in its capacity as auditor and certifying accountant for the Company, effective immediately.

     (b) Reports prepared by Grant Thornton L.L.P. on the financial statements of the Company for each of the past two (2) fiscal years do not contain any adverse opinions or disclaimers of opinion, nor were they qualified or modified with respect to any uncertainty, audit scope, or accounting principles.

     (c) The audit committee of the Board of Directors did not recommend or approve of the resignation.

     (d) During the audit of the Company's fiscal year ended March 31, 1995, as conducted by Grant Thornton L.L.P., questions were raised concerning certain transactions identified by the auditors and about certain internal controls perceived as lacking by the auditors, which subjects resulted in disagreements between the Company and Grant Thornton L.L.P.

     Specifically, the concerns as expressed to management centered around:

     1. Questions concerning two sales of inventory to customers of the Company in the fourth quarter ended March 31, 1995;

     2. A lack of comfort with certain internal accounting procedures in the shipping and receiving departments.

     3. Questions concerning the validity of certain shipping documentation; and

     4. The conduct of certain warehouse personnel viewed by the auditors as reflecting an uncooperative posture and a negative attitude toward the personnel of Grant Thornton L.L.P. performing audit functions.

     On June 6, 1995, Grant Thornton L.L.P. met with two members of the audit committee of the Board of Directors to discuss these concerns. Thereafter, on June 7, the members of the audit committee who attended the June 6 meeting advised management of the scope of the disagreements and proposed a modified management structure that Grant Thornton L.L.P. had approved and which if implemented, would hopefully result in a resolution of the disagreements. Management discussed the subject matter of the disagreements and the modified management structure with all of the Company's directors and with Grant Thornton L.L.P., but were unable to reach any agreement. Consequently, on June 20, the two directors who attended the June 6 meeting resigned and thereafter, on June 22, Grant Thornton L.L.P. resigned as independent accountants, stating that it could not rely on representations of management.

     The Company cannot conclude with any certainty that these disagreements, if not resolved to the satisfaction of the auditors, would have caused Grant Thornton L.L.P. to make reference to the subject matter of the disagreements in connection with its report to be issued on the financial statements of the Company for its fiscal year ended March 31, 1995. The Company has requested that Grant Thornton L.L.P. fully respond to any inquiries by a designated successor accountant concerning the subject matter of each and all of the disagreements set forth above.

     The following is the response submitted to the SEC by Grant Thornton
L.L.P.:

     "We have read Item 4 of the Form 8-K of Bollinger Industries, Inc. (Bollinger) dated June 28, 1995. We do not believe that Item 4 (d) of Bollinger's Form 8-K accurately or completely describes the events which led Grant Thornton L.L.P. (Grant) to resign as the Company's auditors. Nor do we agree with Bollinger's characterization of the questions Grant raised regarding certain transactions which took place during Bollinger's fiscal year ended March 31, 1995.

     On June 7, 1995, we met with two of the three members of the audit committee of the Board of Directors. These two members represented all outside directors who were not employed by or closely associated with Bollinger. At that meeting, we informed those directors of certain transactions, situations and issues, as set forth in the following paragraph, that had come to our attention during the course of the 1995 audit that caused us to conclude that we could no longer rely on the representations of management. Accordingly, we had concluded that it was necessary for us to resign as independent auditors. The two directors proposed an alternative whereby they would initiate an investigation to determine the depth of the problems and create a modified management structure that would separate current management from the operations of Bollinger. We agreed that such a structure would enable us to continue as auditors. We understand that the two board members then met with management to inform them of our position and to present their proposal. Management requested a meeting with us which occurred on June 15, 1995. During that June 15th meeting, we discussed the circumstances that caused us not to be able to rely on management's representations, and especially highlighted the transactions, situations and issues set forth in the next paragraph of this letter. Finally, we informed management of our intention to resign as independent auditors unless the Board's alternative management structure was implemented or another acceptable alternative found. On June 20, 1995, the two outside directors resigned. We thereafter resigned on June 22, 1995, because management had not agreed to the Board proposal that would have enabled us to remain as auditors and no other acceptable solution had been suggested.

     The transactions, situations and issues that caused us to conclude that we could no longer rely on the representations of management are as follows:

     1. Questions concerning the substance of sales to two customers during March 1995.

     2. Questions concerning the substance of a previous sale in March 1994 to one of the aforementioned customers.

     3. Questions concerning the validity of certain shipping documents supporting sales recorded during the last week of March 1995.

     4. Questions regarding the apparent override of internal controls in the shipping and receiving departments.

     5. Reluctance of employees to answer our questions during the course of the 1995 audit.

     We agree with the statements contained in paragraphs (a), (b), and (c) of
Item 4.0.

     On Tuesday, July 25, 1995 the Company engaged the firm of King, Burns & Company, P.C. as independent accountants to audit the Company's financial statements for fiscal year ending March 31, 1995. During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging that accounting firm, neither the registrant nor anyone acting on its behalf consulted the newly engaged accounting firm regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was either the subject of a disagreement with the Company's former accountants or a reportable event.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:



       NAME          AGE                         POSITION
       ----          ---                         --------
Glenn D. Bollinger   45   Chairman of the Board and Chief Executive Officer
Bobby D. Bollinger   43   Vice Chairman of the Board and President
John T. Pryor        46   Senior Vice President - Finance, Chief Financial
                          Officer, Treasurer and Secretary
Ron C. Bollinger     48   Executive Vice President - Fitness and President -
                          NBF Division
James A. Burgin      54   Executive Vice President - Sales
Jack P. Carrithers   48   Executive Vice President - Marketing
Dell K. Bollinger    69   Senior Vice President - Administration
Robert B. Logan      54   Controller and Chief Accounting Officer
John L. Maguire      65   Director
Stephen L. Parr      42   Director
Richard J. Tucker    48   Director

     Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

     Glenn D. Bollinger is a co-founder of the Company and has served as Chairman of the Board and Chief Executive Officer since 1979. Mr. Bollinger is primarily responsible for the Company's overall operations, including in particular inventory, manufacturing and warehousing.

     Bobby D. Bollinger is a co-founder of the Company and has served as Vice Chairman of the Board and President since 1979. Mr. Bollinger is primarily responsible for sales, marketing and product development. Mr. Bollinger is Glenn Bollinger's brother.

     John T. Pryor became Senior Vice President - Finance, Chief Financial Officer, Treasurer and Secretary of the Company in May 1996. Mr. Pryor is a certified public accountant. Mr. Pryor was most recently employed by Insilco Corporation, a publicly owned company headquartered in Dublin, Ohio. Insilco is a diversified manufacturing firm with operations throughout the United States. Mr. Pryor served as Vice President - Administration, Treasurer and a Director of Taylor Publishing Company, an Insilco subsidiary, for the past seven years. He was employed by Insilco in a variety of financial management positions for approximately fifteen years. Insilco filed a petition under Chapter XI of the Bankruptcy Code in 1991, and a subsidiary of Insilco, Contract Talents, Inc., was included in the Bankruptcy proceeding. Eventually Contract Talents was liquidated. Mr. Pryor was an officer and director of that subsidiary.

     Ron C. Bollinger has served as a Vice President of the Company since April 1993 and became Executive Vice President - Fitness in September 1993. In July 1995, Mr. Bollinger became Executive Vice President and President - NBF Division. Mr. Bollinger was previously a principal in a firm providing consulting, training, contracting, and development services. Mr. Bollinger is the brother of Glenn and Bobby Bollinger.

     James A. Burgin became Vice President - Sales in December 1993. He became Executive Vice President of Sales in November 1994. Before joining the Company, Mr. Burgin was Executive Vice President of Dynamic Classics, Ltd., distributor of fitness products. Mr. Burgin was employed by Dynamic for approximately three years. Prior to Dynamic, Mr. Burgin was employed by various companies in the fitness and toy industries for approximately twenty years.

     Jack P. Carrithers became acting Vice President - Marketing in December 1993 and was elected Vice President - Marketing in May 1994. He became Executive Vice President in November 1994. Before joining the Company, Mr. Carrithers was a Vice President and Creative Director of Penny & Speier Advertising Agency from July 1991 to November 1993. Prior to that employment, he was an Executive Vice President and Creative Director of Evans Communications for six years. In these past positions, Mr. Carrithers had responsibility for developing marketing and advertising programs and materials for a broad range of products and services.

     Dell K. Bollinger became involved in the Company's business when it was founded by her sons, Glenn and Bobby Bollinger, in 1974. Mrs. Bollinger has served as a Vice President of the Company since 1979. Mr. Ron Bollinger is also Mrs. Bollinger's son.

     Robert B. Logan became Controller and Chief Accounting Officer in September 1995. Mr. Logan is a certified public accountant. Before joining the Company, Mr. Logan was most recently President, General Manager, Secretary and Treasurer of Plastics Manufacturing Company, a subsidiary of a publicly owned company. Plastics, headquartered in Dallas, Texas, is a manufacturer of compression and injection molded dinnerware. Mr. Logan was employed by Plastics for approximately twenty-seven years.

     John L. Maguire became a director in September 1993 and served as interim Chief Financial Officer from August 1992 to August 1993. In addition, the Company employs Mr. Maguire as a salaried consultant on certain financial matters and acquisitions. Mr. Maguire is a certified public accountant. In addition to his duties at Bollinger, Mr. Maguire is President of Code Rite, Inc., and Ampro Medical Services, Inc., two healthcare companies. Since 1982, he has been self-employed, concentrating on private family investments. He was previously Chief Financial Officer of Tyson Foods, Inc., for 12 years. Mr. Maguire was a director of Arkansas Equity Growth Fund, Inc., a publicly held investment company which was liquidated in July 1993 and subsequently dissolved.

     Stephen L. Parr became a Director of the Company in November 1995. Mr. Parr is currently President of Navigator Capital Management, LLC. Mr. Parr was previously a Vice President of Goldman Sachs where he was an international specialist. Mr. Parr was with Goldman Sachs from 1977 to 1995. Mr. Parr serves on the Board of Directors of DayStar Digital, a Georgia computer company, Nextek, Inc., an Alabama electronics company, and Corphealth, Inc., a Texas behavioral healthcare company.

     Richard J. Tucker became a Director in July of 1995. In addition, the Company is retaining Mr. Tucker as a consultant on certain financial and other matters. Mr. Tucker is the Chairman and Chief Executive Officer of First Fidelity Acceptance Corporation, a nationwide automobile finance company headquartered in Plano, Texas. Mr. Tucker has been employed by First Fidelity since 1992. Prior to First

Fidelity, Mr. Tucker was President of two holding companies, EntreCap International, Inc. and Asset International Management Group, Inc.

     The Company's board of directors is currently composed of five directors, two of whom are not employees of the Company. However, one of the non-employee directors is currently retained as a consultant to the Company. All of the current directors serve until the next annual shareholder's meeting or until their successors have been duly elected and qualified.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid to the Company's chief executive officer and the Company's two other most highly compensated executive officers for services rendered in all capacities to the Company during fiscal 1996, 1995 and fiscal 1994.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION


                                                         OTHER ANNUAL
         NAME AND                    SALARY   BONUS        COMPENSA-                              ALL OTHER
    PRINCIPAL POSITION        YEAR    ($)      ($)        TION ($)(1)       OPTIONS (#)  COMPENSA-TION ($)
    ------------------        ----  --------  ------  --------------------  -----------  -----------------
Glenn D.  Bollinger.........  1996  $275,717    --             --               --              --
  Chairman of the Board and   1995   275,735
  Chief Executive Officer...  1994   277,500    --             --               --              --

Bobby D.  Bollinger.........  1996   275,717    --             --               --              --
  Vice Chairman of the Board  1995   275,735
  and President.............  1994   277,500    --             --               --              --

James A. Burgin (2).........  1996   118,024    --             --               --              --
  Executive Vice President -  1995    78,462  18,748           --              5,000            --
  Sales.....................  1994    21,058    --             --             10,000            --

(1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits, however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive.
(2) Mr. Burgin did not become an officer of the Company until December 1993. The salary shown reflects compensation paid by the Company for approximately three months of fiscal 1994. Mr. Burgin's annual base salary was $75,000.

     There were no options granted to the above individuals during fiscal 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In January 1994, the Company's board of directors appointed a Compensation Committee, which was comprised of Messrs. Rundell and Jenkins, both of whom were independent directors. Decisions concerning compensation before the Company's initial public offering in November 1993 were made by the Company's board of directors, which consisted of Messrs. Glenn Bollinger and Bobby Bollinger prior to the Company's reincorporation during September 1993, as a Delaware corporation and, additionally, of Mr. Maguire after the reincorporation. Messrs. Glenn Bollinger and Bobby Bollinger have been executive officers of the Company since 1979. Mr. Maguire was an officer of the Company from August 1992 to August 1993 and is currently retained as a consultant by the Company. Messrs. Rundell and Jenkins were replaced by Messrs. Tucker and Green after the former independent directors resigned in June 1995. Mr. Tucker is currently retained as a consultant by the Company. Mr. Green was replaced by Mr. Parr during November 1995.

OPTIONS EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the named executives concerning exercise of options during fiscal 1996 and unexercised options held as of the end of fiscal 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                                               VALUE OF UNEXERCISED
                                                              NUMBER OF UNEXERCISED                IN-THE MONEY
                                                                    OPTIONS AT                  OPTIONS AT FISCAL
                                                                FISCAL YEAR-END (#)               YEAR-END ($) (1)
                                                           ---------------------------     ---------------------------
                         SHARES
                        ACQUIRED
                            ON
       NAME            EXERCISE (#)   VALUE REALIZED ($)   EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
- - -------------------   -------------   ------------------   -----------   -------------     -----------   -------------
Glenn D.  Bollinger         146,060         292,419(2)            --              --              --              --
Bobby D.  Bollinger         146,060         292,419(2)            --              --              --              --
James A. Burgin                --              --                5,250           9,750            --              --

(1) Based on the closing sale price of the Common Stock on March 31, 1996, of $2.75 per share as reported by the over-the-counter Bulletin Board and a weighted average exercise price per share of $10.33.
(2) Based on the closing sale price of the Common Stock on March 29, 1996 of $2.75 per share as reported by the over-the-counter Bulletin Board and an exercise price of $.75 per share.

DIRECTOR COMPENSATION

     Each independent director receives a fee of $10,000 annually and is reimbursed for out-of-pocket expenses incurred in connection with attendance at board of directors and committee meetings. Each independent director was granted options to purchase 8,333 shares of Common Stock at the time he became a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the shares of Common Stock of the Company, as of June 24, 1996, by (i) each director, (ii) the Company's chief executive officer and two other most highly compensated executive officers in fiscal 1996, (iii) all officers and directors of the Company as a group, and (iv) each person deemed to beneficially own more than five percent of the outstanding shares of Common Stock. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to its or his shares.


                                               SHARES OWNED
                                           ---------------------
NAME                                        NUMBER    PERCENTAGE
- - ----                                       ---------  ----------
Glenn D. Bollinger (1)(2)                  1,950,459     48.8
Bobby D. Bollinger (1)(3)                  1,950,459     48.8
James A. Burgin (4)                            5,250      *
John L. Maguire (5)                           57,333      1.4
Richard J.  Tucker                              --        *
Stephen L. Parr                                2,500      *
All directors and executive officers as a
  group (11 persons) (6) (7) (8)           2,459,927     60.3

- - ---------------

*    Less than 1% of the outstanding shares of Common Stock.
(1)  Business mailing address is 222 W.  Airport Freeway, Irving, Texas 75062.
(2) Includes (i) 425,069 shares over which Glenn Bollinger has sole voting and investment control; (ii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power because he and his brother Bobby Bollinger each own 49.5% of the outstanding stock of the sole general partner; (iii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power because he and his brother Bobby Bollinger each own 49.5% of the outstanding stock of the sole general partner; and
     (iv) 653,390 shares held by the trustees of the Company's 401(K) Plan successor to the Company's Employee Stock Ownership Plan (the "401(K) Plan"), including Glenn Bollinger, and over which he has shared voting and investment power. Neither the inclusion of shares owned by Bob Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(K) Plan shares not allocated to Glenn Bollinger's 401(K) participant account is to be construed as an admission that he is the beneficial owner of such shares.
(3) Includes (i) 425,069 shares over which Bobby Bollinger has sole voting and investment control; (ii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power because he and his brother Glenn Bollinger each own 49.5% of the outstanding stock of the sole general partner; (iii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power because he and his brother Glenn Bollinger each own 49.5% of the outstanding stock of the sole general partner; and
     (iv) 653,390 shares held by the trustees of the 401(K) Plan, including Bobby Bollinger over which he has shared voting and investment power. Neither the inclusion of shares owned by Glenn Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(K) Plan shares not allocated to Bobby Bollinger's 401(K) participant account is to be construed as an admission that he is the beneficial owner of such shares.
(4) Includes options to purchase 5,250 shares of Common Stock that are currently exercisable or will be exercisable within sixty days.
(5) Includes options to purchase 53,333 shares of Common Stock that are currently exercisable or will be exercisable within sixty days. Does not include 1,000 shares of Common Stock held in trust for which the reporting person is the trustee and is a contingent beneficiary. The reporting person disclaims beneficial ownership of these shares.
(6) Includes options to purchase 76,499 shares of Common Stock that are currently exercisable or will be exercisable within sixty days.
(7) Shares which are included beneficially under both Glenn and Bobby Bollinger are only included once in the group total.
(8) Includes 1,300 and 100 shares of Common Stock, respectively, beneficially owned by two executive officers of the Company, which are held by brokers as custodians for the officers' individual retirement accounts.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In April 1993, an independent sales representative of the Company, advanced $500,000 to the Company for working capital. The loan was evidenced by the Company's real estate lien note bearing interest at 10% per annum due March 31, 1996, and secured in part by a lien on the Company's Irving facility. In connection with this loan, the Company issued 34,405 shares of Common Stock. In December 1993, Messrs. Glenn and Bobby Bollinger and Mrs. Dell Bollinger purchased the note and received an assignment of the real estate lien in consideration of payment of the outstanding principal balance of the note. On March 29, 1996, the Company paid each of Messrs. Glenn and Bobby Bollinger $110,000 against the note. The proceeds of the note payments were used by Messrs. Glenn and Bobby Bollinger to exercise certain stock options granted in 1991. The balance of the notes which total $280,000 was extended to March 31, 1998. In May 1996, a priority lien on the real estate was granted to a bank to secure the Company's credit facility.

     The Company believes that the terms of the above transaction were at least as favorable to the Company as those which could have been obtained in an arm's length transaction with an unaffiliated party.

     The Company retains Mr. Richard J. Tucker, a director of the Company, as a consultant on certain financial and other matters. Mr. Tucker receives $75,000 per year and is guaranteed a total of $150,000 over two years. Mr. Tucker received $56,250 during fiscal 1996.

     All transactions, if any, between the Company and any of its directors, officers, principal stockholders, employees and other affiliates of the Company are subject to the approval of a majority of the independent directors of the Company who are disinterested in the transactions. All such transactions and loans must be on terms no less favorable to the Company than those generally available from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Consolidated financial statements to this Report are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1.

     2. Consolidated financial statement schedules to this Report are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1.
All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

     3. Exhibits.

3.1    -    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration
            Statement No. 33-69708)

3.2    -    By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 33-69708)

4.1    -    Form of certificate representing shares of the Company's Common
            Stock (incorporated by reference to Exhibit 4.1 to the Company's
            Form S-1 Registration Statement No. 33-69708)

10.1   -    Bollinger Industries 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration
            Statement No.  33-69708)

10.2   -    Bollinger Industries Employee Stock Ownership Plan and Trust
            (incorporated by reference to Exhibit 10.2 to the Company's Form
            S-1 Registration Statement No.  33-69708)

10.3   -    Form of Indemnification Agreement with independent director
            (incorporated by reference to Exhibit 10.3 to the Company's Form
            S-1 Registration Statement No.  33-69708)

10.4   -    Bollinger Industries, Inc.  1991 Incentive Stock Option Plan
            (incorporated by reference to Exhibit 10.4 to the Company's Form
            S-1 Registration Statement No.  33-69708)

10.5   -    Lease Agreement dated April 4, 1991, between William A.  McCarty,
            Jr., and Elinor F. McCarty and Bollinger Sports, Inc., formerly known as Bollinger Industries, Inc. ("Bollinger-Texas")
            (incorporated by reference to Exhibit 10.8 to the Company's Form
            S-1 Registration Statement No.  33-69708)

10.6   -    Assignment and Assumption Agreement dated as of October 1, 1993, between Bollinger-Texas as Assignor and Bollinger Industries, L.P., as Assignee with respect to such lease (incorporated by reference to Exhibit 10.8.1 to the Company's Form S-1 Registration Statement
            No.  33-69708)

10.7   -    Lease Agreement dated August 30, 1992, between Reba McPherson, individually and as Trustee of the Reba McPherson Trust u/w/o
            Harold Lynn McPherson, and Tarbox, Inc., as extended by an Agreement dated August 9, 1993 (incorporated by reference to
            Exhibit 10.9 to the Company's Form S-1 Registration Statement No.
            33-69708)

10.8   -    Assignment and Assumption Agreement dated as of October 1, 1993, between Tarbox, Inc., as Assignor and Bollinger Industries, L.P., as Assignee with respect to such lease (incorporated by reference to Exhibit 10.9.1 to the Company's Form S-1 Registration Statement
            No.  33-69708)

10.9   -    Standard Industrial Lease dated March 17, 1993, between National
            Life Insurance Company and Bollinger-Texas (incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration
            Statement No.  33-69708)

10.10  -    Assignment and Assumption Agreement dated as of October 1, 1993, between Bollinger-Texas as Assignor and Bollinger Industries, L.P., as Assignee with respect to such lease (incorporated by reference to Exhibit 10.10.1 to the Company's Form S-1 Registration Statement
            No.  33-69708)

10.11  -    $500,000 Real Estate Lien Note dated March 18, 1993, in favor of
            Sid Reisman and executed by Bollinger-Texas, as modified by a Renewal, Extension, and Modification Agreement dated as of April 6,
            1993, and subsequently assigned to Glenn, Bobby and Dell Bollinger
            (incorporated by reference to Exhibit 10.10 to the Company's Form
            S-1 Registration Statement No. 33-69708)

10.12  -    Asset Purchase and Sale Agreement dated as of September 13, 1993, by and between California Gym Equipment Company, S. G. Equipment,
            Inc. and, for limited purposes, Bollinger-Texas and Sherman Grider
            (incorporated by reference to Exhibit 10.13 to the Company's Form
            S-1 Registration Statement No.  33-69708)

10.13  -    Standard Sublease dated as of September 13, 1993, between
            California Gym Equipment Company and S. G. Equipment, Inc., together with the Industrial Real Estate Lease dated June 1, 1992, between New England Mutual Life Insurance Company and
            Bollinger-Texas attached thereto (incorporated by reference to Exhibit 10.14 to the Company's Form S-1 Registration Statement No.
            33-69708)

10.14  -    Assignment and Assumption Agreement dated as of September 1, 1993, between Bollinger-Texas and California Gym Equipment Company with respect to Industrial Real Estate Lease dated June 1, 1992
            (incorporated by reference to Exhibit 10.15 to the Company's Form
            S-1 Registration Statement No.  33-69708)

10.15  -    Letter agreement dated May 19, 1992, between Bollinger-Texas,
            Denise Austin and Jeff Austin (incorporated by reference to Exhibit
            10.16 to the Company's Form S-1 Registration Statement No.
            33-69708)

10.16  -    Letter agreement dated April 13, 1994, between Bollinger
            Industries, L.P., Denise Austin and Jeff Austin (incorporated by reference to Exhibit 10.16 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.17  -    Endorsement Agreement dated September 1, 1993, between
            Bollinger-Texas and Nolan Ryan (incorporated by reference to Exhibit 10.17 to the Company's form 10-K for the fiscal year ended
            March 31, 1994)

10.18  -    Loan Agreement dated as of January 4, 1994, between Bollinger
            Industries, L.P., the Company, and First Interstate (incorporated by reference to Exhibit 10.18 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.19  -    Standard Office/Warehouse Lease dated May 11, 1994, between
            Fountain Parkway, Ltd., and Bollinger Industries, L.P.
            (incorporated by reference to Exhibit 10.19 to the Company's form
            10-K for the fiscal year ended March 31, 1994)

10.20  -    Lease dated December 21, 1990, between Americus/Sumter Payroll
            Development Authority and N.B.F., Inc.  and R.  Wayne Rich
            (incorporated by reference to Exhibit 10.20 to the Company's form
            10-K for the fiscal year ended March 31, 1994)

10.21  -    Assignment and Assumption of Lease dated May 1, 1994, between
            Americus/Sumter Payroll Development Authority, NBF, Inc., a Florida corporation, and NBF, Inc., a Georgia corporation (incorporated by reference to Exhibit 10.21 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.22  -    Amendment to Lease between Americus-Sumter Payroll Development
            Authority and NBF, Inc., a Georgia corporation and R. Wayne Rich amending the lease dated December 21, 1990 reflected at exhibit No.
            10.20 above (incorporated by reference to Exhibit 10.2 to the Company's form 10-Q for the quarter ended June 30, 1994)

10.23  -    Asset Purchase Agreement dated May 24, 1994, and effective as of
            May 1, 1994, between NBF, Inc., a Florida corporation, and NBF,
            Inc., a Georgia corporation (incorporated by reference to Exhibit
            10.3 to the Company's form 10-Q for the quarter ended June 30,
            1994)

10.24  -    First Amendment to Loan Agreement dated as of June 22, 1994, between Bollinger Industries, L.P., the Registrant, Bollinger
            Holding Corp., NBF and First Interstate Bank of Texas, N.A.
            (incorporated by reference to Exhibit 10.5 to the Company's form
            10-Q for the quarter ended June 30, 1994)

10.25  -    Loan and Security Agreement dated September 9, 1994, between
            Bollinger Industries, L.P. and NationsBank of Texas, N.A.
            (incorporated by reference to Exhibit 10.1 to the Company's form
            10-Q for the quarter ended September 30, 1994)

10.26  -    First Amendment to Loan and Security Agreement dated September 9,
            1994, between Bollinger Industries, L.P. and NationsBank of Texas,
            N.A. (incorporated by reference to Exhibit 10.2 to the Company's form 10-Q for the quarter ended September 30, 1994)

10.27  -    Second Amendment to Loan and Security Agreement dated December 8,
            1994, between Bollinger Industries, L.P. and NationsBank of Texas,
            N.A. (incorporated by reference to Exhibit 10.1 to the Company's form 10-Q for the quarter ended December 31, 1994)

10.28  -    Lease Agreement dated November 16, 1994, between John Wilkerson, individually and Bollinger Industries (incorporated by reference to Exhibit 10.2 to the Company's form 10-Q for the quarter ended
            December 31, 1994)

10.29  -    Modification and Ratification of Lease dated November 1, 1994, between Fountain Parkway, Ltd.  and Bollinger Industries, L.P.
            (incorporated by reference to Exhibit 10.3 to the Company's form
            10-Q for the quarter ended December 31, 1994)

10.30  -    Third Amendment to Loan and Security Agreement dated March 3, 1995 between Bollinger Industries, L.P. and NationsBank of Texas, N.A.
            (incorporated by reference to Exhibit 10.30 to the Company's Form
            10-K for the fiscal year ended March 31, 1995)

10.31  -    Fourth Amendment to Loan and Security Agreement dated May 15, 1995 between Bollinger Industries, L.P.  and NationsBank of Texas, N.A.
            (incorporated by reference to Exhibit 10.31 to the Company's Form
            10-K for the fiscal year ended March 31, 1995)

10.32  -    Modification and Ratification of Lease dated February 22, 1995, between Fountain Parkway, Ltd.  and Bollinger Industries, L.P.
            (incorporated by reference to Exhibit 10.32 to the Company's Form
            10-K for the fiscal year ended March 31, 1995)

10.33  -    Fifth Amendment to Loan and Security Agreement dated September 9,
            1995, between Bollinger Industries, L.P. and NationsBank of Texas,
            N.A. (incorporated by reference to Exhibit 10.1 to the Company's
            Form 10-Q for the quarter ended December 31, 1995)

10.34  -    Sixth Amendment to Loan and Security Agreement dated December 29,
            1995, between Bollinger Industries, L.P. and NationsBank of Texas,
            N.A. (incorporated by reference to Exhibit 10.2 to the Company's
            Form 10-Q for the quarter ended December 31, 1995)

10.35  -    Seventh Amendment to Loan and Security Agreement dated March 8,
            1996, between Bollinger Industries, L.P. and NationsBank of Texas,
            N.A.

10.36  -    Eighth Amendment to Loan and Security Agreement dated May 8, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A.

10.37  -    Deed of Trust, Assignment, Security Agreement and Financing
            Statement dated May 8, 1996, between Bollinger Industries, L.P. and
            NationsBank of Texas, N.A.

10.38  -    Ninth Amendment to Loan and Security Agreement dated May 17, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A.

10.39  -    Amended and Restated Promissory Note dated March 29, 1996, between
            Bollinger Industries, L.P., and Glenn D. Bollinger.

10.40  -    Amended and Restated Promissory Note dated March 29, 1996, between
            Bollinger Industries, L.P., and Bobby D. Bollinger.

10.41  -    Amended and Restated Promissory Note dated March 29, 1996, between
            Bollinger Industries, L.P., and Dell Bollinger.

10.42  -    Second Amendment to standard industrial lease dated January 31,
            1996, between National Life Insurance Company and Bollinger
            Industries, L.P., as assignee.

10.43  -    U.S. Trademark License Agreement between International Apparel
            Marketing Corp. dba Nautilus Wear International and Bollinger
            Industries, Inc. dated May 1, 1995

10.44  -    Amendment to U.S. Trademark License Agreement between International
            Apparel Marketing Corp. and Bollinger Industries, Inc. dated March
            1, 1996.

10.45  -    Intercreditor and Subordination Agreement dated May 8, 1996, between NationsBank of Texas, N.A. and Glenn D. Bollinger, Bobby D.
            Bollinger, and Dell Bollinger

11.1   -    Statement re Computation of Per Share Data

21.1   -    List of the Company's subsidiaries (incorporated by reference to
            Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended
            March 31, 1995)

27.1   -    Financial Data Schedule


     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of July, 1996.

                                   BOLLINGER INDUSTRIES, INC.


                                   By: /s/ Glenn D. Bollinger
                                      --------------------------------
                                          Glenn D. Bollinger
                                      Chairman of the Board and Chief
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of July, 1996.


/s/ Glenn D.  Bollinger       Chairman of the Board, President, and Chief
- - --------------------------    Executive Officer (principal executive officer)
  Glenn D.  Bollinger

/s/ Bobby D.  Bollinger       Vice Chairman of the Board and President
- - --------------------------
  Bobby D.  Bollinger

   /s/ John T. Pryor          Senior Vice President - Finance, Chief Financial
- - --------------------------    Officer, Treasurer, and Secretary
     John T. Pryor            (principal financial officer)

 /s/ Robert B.  Logan         Controller and Chief Accounting Officer (principal
- - --------------------------    accounting officer)
   Robert B.  Logan

 /s/ John L.  Maguire         Director
- - --------------------------
   John L.  Maguire

  /s/ Stephen L. Parr         Director
- - --------------------------
    Stephen L. Parr

/s/ Richard J.  Tucker        Director
- - --------------------------
  Richard J.  Tucker

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                          F-2

Report of Independent Certified Public Accountants                          F-3

Consolidated Balance Sheets as of March 31, 1996 and 1995                   F-4

Consolidated Statements of Operations for each of the three
  years ended March 31, 1996                                                F-6

Consolidated Statements of Changes in Stockholders' Equity for
  each of the three years ended March 31, 1996                              F-7

Consolidated Statements of Cash Flows for each of the three
  years ended March 31, 1996                                                F-8

Notes to Consolidated Financial Statements                                  F-9

Report of Independent Certified Public Accountants on Schedule              F-22

Report of Independent Certified Public Accountants on Schedule              F-23

Schedule II                                                                 F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Bollinger Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bollinger Industries, Inc. and Subsidiaries as of March 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bollinger Industries, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                       King, Burns and Company, P.C.


Dallas, Texas
June 21, 1996 (except for Note P as to which the date is July 15, 1996)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors and Stockholders
Bollinger Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Bollinger Industries, Inc. and Subsidiaries for the year ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, changes in stockholders' equity, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, changes in stockholders' equity, and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated results of operations and the consolidated cash flows. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in stockholders' equity, and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and the consolidated cash flows of Bollinger Industries, Inc., and Subsidiaries for the year ended March 31, 1994, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Dallas, Texas
May 19, 1994 (except for Note B "Discontinued Operations", as to which the date is July 12, 1996)

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                   MARCH 31,



                         ASSETS                         1996           1995
                                                    ------------   ------------
CURRENT ASSETS
  Cash                                              $    408,871   $    116,476
  Accounts receivable
    Trade, net of allowance for doubtful accounts
      of $457,829 and $920,215                        18,344,827     16,519,849
    Other                                                229,735        311,211
  Income tax refund                                    2,307,235           --
  Inventories                                         30,112,934     31,060,004
  Current assets of discontinued operations - net      1,601,954           --
  Prepaid expenses                                       525,272      1,183,620
  Deferred income taxes                                   66,309      1,206,879
                                                    ------------   ------------

      Total current assets                            53,597,137     50,398,039

PROPERTY, PLANT AND EQUIPMENT - NET                    2,015,282      2,365,006

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS            161,999           --

OTHER ASSETS
  Goodwill, net of accumulated amortization of
    $157,884 and $60,822                               1,233,482      1,330,545
  Notes receivable and other                           1,373,003      1,328,841
                                                    ------------   ------------

      Total other assets                               2,606,485      2,659,386
                                                    ------------   ------------

TOTAL ASSETS                                        $ 58,380,903   $ 55,422,431
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                   MARCH 31,



              LIABILITIES AND STOCKHOLDERS' EQUITY                  1996            1995
                                                                ------------    ------------
CURRENT LIABILITIES
  Current portion of long-term debt (including $500,000 notes
    payable to officers and shareholders in 1995)               $     78,026    $    528,567
  Notes payable                                                   22,605,549      26,058,100
  Accounts payable - trade                                        16,913,821       6,639,357
  Federal income tax payable                                          43,847         433,696
  Other current liabilities                                        1,674,046       1,013,232
  Provision for restructuring of operations                        3,960,000            --
                                                                ------------    ------------

      Total current liabilities                                   45,275,289      34,672,952

LONG-TERM LIABILITIES
  Long-term debt, net of current portion (including $280,000
    notes payable to officers and shareholders in 1996)              576,777         223,254
  Deferred income taxes                                               66,309          58,829
                                                                ------------    ------------

      Total long-term liabilities                                    643,086         282,083
                                                                ------------    ------------

      Total liabilities                                           45,918,375      34,955,035
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes G, H, and N)

STOCKHOLDERS' EQUITY
  Preferred stock - $.01 par value;
    1,000,000 shares authorized; none issued                            --              --
  Common stock - $.01 par value; 8,000,000 shares authorized;
    4,000,210 and 3,708,090 shares issued and outstanding             40,001          37,080
  Capital in excess of par                                        15,323,059      15,107,488
  Retained earnings (accumulated deficit)                         (2,900,532)      5,322,828
                                                                ------------    ------------

      Total stockholders' equity                                  12,462,528      20,467,396
                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 58,380,903    $ 55,422,431
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEARS ENDED MARCH 31,



                                              1996            1995            1994
                                          ------------    ------------    ------------
Net sales                                 $ 80,300,431    $ 67,894,489    $ 38,746,178
Cost of goods sold                          62,197,227      50,546,515      26,982,357
                                          ------------    ------------    ------------
     Gross profit                           18,103,204      17,347,974      11,763,821
Selling expenses                             7,876,538       6,861,621       4,070,319
Distribution, general and
   administrative expenses                  12,115,284       8,421,762       4,223,895
Restructuring of operations                  3,960,000            --              --
                                          ------------    ------------    ------------
                                            23,951,822      15,283,383       8,294,214
                                          ------------    ------------    ------------
     Operating profit (loss)                (5,848,618)      2,064,591       3,469,607
Other expense (income)
  Interest expense                           2,251,807       1,166,794         665,729
  Interest income                              (78,748)        (93,621)        (41,291)
  Miscellaneous                                (25,173)         46,826         (22,893)
                                          ------------    ------------    ------------
                                             2,147,886       1,119,999         601,545
                                          ------------    ------------    ------------
  Earnings (loss) from continuing
     operations before income tax
     expense (benefit)                      (7,996,504)        944,592       2,868,062
Income tax expense (benefit)                (1,135,098)        350,416       1,042,017
                                          ------------    ------------    ------------
  Earnings (loss) from continuing
     operations                             (6,861,406)        594,176       1,826,045
Discontinued operations
  Gain (loss) from operations, net of
     income tax benefit                       (591,886)       (524,914)        549,742
  (Loss) on disposal, net of income tax
     benefit including a $1,199,118 and
     $325,380 provision for operating
     losses during phase-out periods
     in 1996 and 1994                         (770,068)           --          (573,012)
                                          ------------    ------------    ------------
  (Loss) from discontinued operations       (1,361,954)       (524,914)        (23,270)
                                          ------------    ------------    ------------
  Net earnings (loss)                     $ (8,223,360)   $     69,262    $  1,802,775
                                          ============    ============    ============
Per Share Data:
  Earnings (loss) from continuing
     operations                           $      (1.85)   $        .15    $        .59
                                          ============    ============    ============
  Net earnings (loss)                     $      (2.22)   $        .02    $        .59
                                          ============    ============    ============
Weighted average common and common
equivalent shares outstanding                3,710,484       3,966,631       3,079,075
                                          ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                               RETAINED
                                     COMMON STOCK              CAPITAL IN      EARNINGS
                              ----------------------------     EXCESS OF     (ACCUMULATED
                                 SHARES          AMOUNT           PAR           DEFICIT)         TOTAL
                              ------------    ------------    ------------   ------------    ------------
Balance at March 31, 1993        2,358,146    $     23,581    $    894,870   $  3,450,791    $  4,369,242
Shares issued in connection
  with debt financing               34,405             344         109,656           --           110,000
Sale of common stock, net
  of expenses of $1,884,383      1,200,000          12,000      13,103,617           --        13,115,617
Net earnings                          --              --              --        1,802,775       1,802,775
                              ------------    ------------    ------------   ------------    ------------
Balance at March 31, 1994        3,592,551          35,925      14,108,143      5,253,566      19,397,634
Shares issued in connection
  with acquisition                 138,000           1,380         999,120           --         1,000,500
Shares retired                     (22,461)           (225)            225           --              --
Net earnings                          --              --              --           69,262          69,262
                              ------------    ------------    ------------   ------------    ------------
Balance at March 31, 1995        3,708,090          37,080      15,107,488      5,322,828      20,467,396
Shares issued on exercise
  of stock options                 292,120           2,921         215,571           --           218,492
Net loss                              --              --              --       (8,223,360)     (8,223,360)
                              ------------    ------------    ------------   ------------    ------------
Balance at March 31, 1996        4,000,210    $     40,001    $ 15,323,059   $ (2,900,532)   $ 12,462,528
                              ============    ============    ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED MARCH 31,


                                                       1996            1995            1994
                                                   ------------    ------------    ------------
Cash flows from operating activities
  Net earnings (loss)                              $ (8,223,360)   $     69,262    $  1,802,775
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities
     (Gain) loss on disposal of assets                     --            (5,341)        374,872
     Deferred income tax benefit                      1,148,050        (655,005)       (169,147)
     Depreciation and amortization                      651,500         442,926         289,178
     Provision for restructuring of operations        3,960,000            --              --
     Other                                                 --            74,000         (21,583)
     Provision for doubtful accounts                   (311,514)        793,931         455,468
     Provision for obsolete inventory                   365,795         852,204          33,586
     Changes in operating assets and liabilities
      Trade accounts receivable                      (1,513,464)     (5,175,131)     (3,784,260)
      Other receivables                                  81,476        (159,247)       (130,457)
      Inventories                                       581,275     (18,906,836)     (4,025,566)
      Income tax refund                              (2,307,235)           --              --
      Prepaid expenses                                  658,348        (393,078)       (392,336)
      Notes receivable, deposits and other              (44,161)       (599,000)         47,157
      Current assets of discontinued operations      (1,601,954)           --           524,860
      Accounts payable                               10,274,464       3,944,881      (3,015,086)
      Federal income tax payable                       (389,849)       (160,166)       (185,124)
      Other current liabilities                         660,813         284,644        (253,403)
                                                   ------------    ------------    ------------
       Net cash provided by (used in) operating
         activities                                   3,990,184     (19,591,956)     (8,449,066)
Cash flows from investing activities
  Purchases of property and equipment                  (425,041)     (1,268,970)       (475,439)
  Proceeds from sale of assets                           58,329          36,205         335,059
                                                   ------------    ------------    ------------
       Net cash used in investing activities           (366,712)     (1,232,765)       (140,380)
Cash flows from financing activities
  Proceeds from long-term borrowings                    348,000          21,298         500,000
  Payments on long-term debt (including
    $220,000 to officers and shareholders)             (445,018)       (687,223)       (922,898)
  Net proceeds from (payments on) note payable       (3,452,551)     21,580,607      (3,992,431)
  Net advance from (payments to) officers                  --              --           (84,327)
  Proceeds from issuance of common stock                218,492            --        13,115,617
                                                   ------------    ------------    ------------
  Net cash provided by (used in) financing
    activities                                       (3,331,077)     20,914,682       8,615,961
                                                   ------------    ------------    ------------
       Net increase in cash                             292,395          89,961          26,515
Cash at beginning of year                               116,476          26,515            --
                                                   ------------    ------------    ------------
Cash at end of year                                $    408,871    $    116,476    $     26,515
                                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     BUSINESS ACTIVITY

     The Company is a supplier of consumer fitness equipment and accessories. (See Note B for a discussion of discontinuing operations.)

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Bollinger Industries, Inc. (Bollinger) which was reincorporated in Delaware in September 1993, its wholly-owned subsidiaries and Bollinger Industries, L.P., a partnership wholly-owned by Bollinger's subsidiaries (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated.

     INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods for financial reporting purposes over the following useful lives:


          Buildings and improvements      5-20 years
          Equipment                       3- 7 years
          Automobiles                        3 years
          Furniture and fixtures          3- 5 years

     Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized.

     INCOME TAXES

     Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based on differences between financial accounting and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

     EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per common share is based on the net earnings (loss) applicable to the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include the dilutive effect of all stock options outstanding (except in the case of a net loss, in which case they would be anti-dilutive), as though they had been outstanding for all periods presented.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - Continued

     GOODWILL AND COVENANT NOT TO COMPETE

     The excess of the purchase price of acquired companies over the fair value of net identifiable assets at the date of acquisition has been recorded as goodwill and is being amortized on a straight line basis over a twenty year period. The Company periodically evaluates the net balance of goodwill based on the projected operating income of the respective businesses on an undiscounted cash flow basis. If necessary, the goodwill would be written down to fair market value.

     A covenant not to compete in the amount of $309,950 net of accumulated amortization of $43,050 is included in "Notes receivable and other" and is being amortized on a straight-line basis over its duration of 41 months.

     USE OF ESTIMATES AND ASSUMPTIONS

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1996 presentation and to retroactively recognize the discontinued Healthcare Division.

     ACCOUNTING STANDARDS NOT YET ADOPTED

     In October 1995, Statement of Financial Accounting Standards No. 123. "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1997 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's balance sheet or statement of operations.

NOTE B - ACQUISITION, DISCONTINUED OPERATIONS, AND RESTRUCTURING OF OPERATIONS

     ACQUISITION

     On May 24, 1994, in exchange for 138,000 shares of its restricted common shares, the Company acquired substantially all of the assets and liabilities of NBF, Inc. (a Florida Corporation) which manufactures trampolines and other outdoor playground equipment. The total consideration for the assets and liabilities acquired including liabilities assumed was approximately $2,762,472. Additionally, for cash of $150,000, the Company acquired from an individual, all of the intellectual property rights to the products manufactured. If the acquisition had occurred as of April 1, 1994,

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES consolidated results would not have been materially effected. The acquisition was accounted for as a purchase and accordingly the consolidated financial statements include the results of operations from the acquisition date.

     DISCONTINUED OPERATIONS

     The Company determined in July 1993 to discontinue operations of its C.G. Products, Inc. subsidiary, (C.G.) formally known as California Gym Equipment Company, a manufacturer of variable resistance weightlifting machines and single station exercise machines. In September 1993, substantially all of the assets of C.G. were sold for $1,218,050, which included $818,050 of 7% notes, a $100,000 credit against future purchases of product by the Company and cash of $300,000. Interest on the notes has been imputed at 12%, which resulted in a discount of approximately $145,000. The results of operations of C.G. have been presented in the financial statements as discontinued operations.

     The Company determined during January 1996 to sell its Healthcare Division which manufactures a line of sports medicine and safety products. The Company expects to sell the Healthcare Division by December 31, 1996, and estimates that the sales price will exceed the net book value of the assets sold. The results of operations of the Healthcare Division have been presented in the financial statements as discontinued operations. Results of operations in prior years have been restated to reclassify the Healthcare Division as discontinued operations.

     Interest expense has been allocated to discontinued operations based on the proportion of average net assets of the discontinued Healthcare operations as compared to consolidated average net asset of the Company.

     Following is a summary of the discontinued operations:


                                                                     YEARS ENDED MARCH 31,
                                                           1996              1995           1994
                                                       ------------      ------------   ------------
NET SALES OF DISCONTINUED OPERATIONS:
  Healthcare Division                                  $  3,327,893(1)   $  5,170,521   $  6,416,565
  C.G. Products Subsidiary                                     --                --        2,429,451
                                                       ------------      ------------   ------------
  Total net sales of discontinued operations           $  3,327,893      $  5,170,521   $  8,846,016
                                                       ============      ============   ============
LOSS (GAIN) FROM DISCONTINUED OPERATIONS:
  Healthcare Division                                  $    689,784(1)   $    795,324   $ (1,063,365)
  Less: Tax (expense) benefit                                97,898           270,410       (361,544)
                                                       ------------      ------------   ------------
  Net loss (gain) from discontinued operations -
    Healthcare Division                                $    591,886      $    524,914   $   (701,821)
  C.G. Products Subsidiary                             $       --        $       --     $    231,079
  Less: Tax benefit                                            --                --           79,000
                                                       ------------      ------------   ------------
  Net loss (gain) from discontinued operations -
    C.G. Products Subsidiary                           $       --        $       --     $    152,079
  Total loss (gain) from discontinued operations       $    689,784      $    795,324   $   (832,286)
  Less: Tax benefit (expense)                                97,898           270,410       (282,544)
                                                       ------------      ------------   ------------
  Total net loss (gain) from discontinued operations   $    591,886      $    524,914   $   (549,742)
                                                       ============      ============   ============

(1) April 1, 1995, to December 31, 1995

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                                                              1996           1995           1994
                                                          ------------   ------------   ------------
LOSSES ON DISPOSAL, INCLUDING PROVISION FOR OPERATING
  LOSSES DURING PHASE-OUT PERIOD:
  Healthcare Division                                     $    897,574   $       --     $       --
  Less:  Tax benefit                                           127,506           --             --
                                                          ------------   ------------   ------------
  Net loss on disposal - Healthcare Division              $    770,068   $       --     $       --
                                                          ============   ============   ============
  C.G. Products Subsidiary                                $       --     $       --     $    868,000
  Less:  Tax benefit                                              --             --          294,988
                                                          ------------   ------------   ------------
  Net loss on disposal - C.G. Products Subsidiary         $       --     $       --     $    573,012
                                                          ============   ============   ============
  Total loss on disposal                                  $    897,574   $       --     $    868,000
  Less:  Tax benefit                                           127,506           --          294,988
                                                          ------------   ------------   ------------
  Total net loss on disposal                              $    770,068   $       --     $    573,012
                                                          ============   ============   ============
OPERATING LOSSES DURING PHASE-OUT PERIOD:
  Healthcare Division - January 1, 1996 to
    December 31, 1996                                     $  1,397,574   $       --     $       --
  C.G. Products Subsidiary - July 1993 to
    September 1993                                                --             --          493,000
                                                          ------------   ------------   ------------
  Total operating losses during phase-out period             1,397,574           --          493,000
  Less:  Tax benefit                                           198,456           --          167,620
                                                          ------------   ------------   ------------
  Total operating losses during phase-out
    period included above                                 $  1,199,118   $       --     $    325,380
                                                          ============   ============   ============

NET LOSS FROM DISCONTINUED OPERATIONS JANUARY 1, 1996,
  TO MARCH 31, 1996:
  Operating loss from discontinued operations -
    Healthcare Division                                   $    497,574
  Less: Tax benefit                                             70,656
                                                          ------------
  Net loss from discontinued operations
    January 1, 1996, to March 31, 1996                    $    426,918
                                                          ============
ESTIMATED NET LOSS ON DISPOSAL OF HEALTHCARE DIVISION:
  Estimated operating loss during phase-out period
    April 1, 1996, to December 31,1996                    $    900,000
  Less:  Estimated gain on sale of assets                      500,000
                                                          ------------
                                                               400,000
  Less: Tax benefit                                             56,850
                                                          ------------
  Estimated net loss on disposal of Healthcare Division   $    343,150
                                                          ============
NET LOSS ON DISPOSAL OF C.G. PRODUCTS SUBSIDIARY:
  Loss during phase-out period July 1993 to
    September 1993                                                                      $    493,000
  Add:  Loss on sale of assets                                                               375,000
                                                                                        ------------
                                                                                             868,000
  Less tax benefit                                                                           294,988
                                                                                        ------------
  Net loss on disposal of C.G. Products Subsidiary                                      $    573,012
                                                                                        ============

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

RESTRUCTURING OF OPERATIONS

The Company sustained a net loss of $8.2 million during fiscal 1996, including an after income tax restructuring charge of $3.4 million and a net loss from discontinued operations of $1.4 million. A significant portion of the loss and cash flows from operations were funded by increasing amounts due to trade creditors. The Company's credit facility with a bank proved to be inadequate in light of the loss and increased working capital needed to sustain increased sales volume. In addition, the bank notified the Company of its intention not to renew the credit facility although the bank granted several extensions while the Company pursued alternate financing.

As a result of declining earnings and liquidity issues, management undertook a comprehensive review of the Company's liquidity, profitability and marketing strategy during the fourth quarter of fiscal 1996. As a result of that review, management decided to implement a plan (the "Plan") to reorganize the Company's operations. The primary goal of the Plan is to refocus the Company on its historical marketing strength which is with high volume mass merchants, discounters and chain stores. This entails a reemphasis on the Bollinger brand name, which is the leading brand name for fitness accessories with these retailers. At the same time, the Company will de-emphasize certain celebrity endorsed products. Additional aspects of the Plan are to discontinue the Company's Healthcare Division which has sustained losses in the last two years and to institute certain policies and procedures to reduce operating costs.
The Plan calls for disposal of certain inventory which no longer meets the Company's marketing strategy. Disposal of inventory should generate approximately $7.0 million during fiscal 1997. In addition, the Company expects a Federal income tax refund of approximately $2.3 million during fiscal 1997. The Company plans to use these amounts to reduce accounts payable and other debt and to fund operations.

The Company signed a commitment agreement for financing to replace the current credit facility (See Note P Subsequent Event).

Management believes the new credit facility, inventory reduction, projected increased profitability, sale of the Healthcare Division, and the income tax refund will provide adequate cash flow to support the operations of the Company.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE C - CONSOLIDATED STATEMENTS OF CASH FLOWS

 Supplemental disclosures are as follows:


                                                   YEAR ENDED MARCH 31,
                                           ------------------------------------
                                              1996         1995         1994
                                           ----------   ----------   ----------
     Interest paid                         $2,213,613   $1,400,146   $  864,521
     Income taxes paid                     $  200,000   $  865,507   $1,286,785
     Noncash financing transactions:
     Purchase of assets financed by debt   $   42,488   $     --     $     --
     Purchase of NBF, Inc.                 $     --     $2,762,472   $     --

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE D - CREDIT RISK

The Company's assets which are subject to potential credit risk consist of trade accounts receivable and cash. The Company sells its products primarily to retailers, including national chains, geographically dispersed throughout the United States on an unsecured basis. Risks associated with extension of credit to customers are affected by the economic condition of the retail industry. The Company performs ongoing credit evaluations of its customers' financial condition to reduce credit risk. The Company has provided an allowance for doubtful accounts which reflects its estimate of uncollectible accounts.

Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation ("FDIC") insured amounts (approximately $945,000 at March 31,
1996). To minimize risk, the Company places its cash with high credit quality institutions.


NOTE E - INVENTORIES


                                                 MARCH 31,
                                       ----------------------------
                                           1996            1995
                                       ------------    ------------
Raw materials                          $  9,858,597    $ 13,557,009
Work-in-process                             305,777         395,498
Finished goods                           23,117,280      17,908,469
Reserve for Obsolescence                 (1,166,766)       (800,972)
                                       ------------    ------------
                                         32,114,888    $ 31,060,004
Less:  Discontinued operations - net      2,001,954    ============
                                       ------------
                                       $ 30,112,934
                                       ============

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE F - PROPERTY, PLANT AND EQUIPMENT


                                                MARCH 31,
                                        -----------------------
                                           1996         1995
                                        ----------   ----------
Land, buildings and improvements        $1,835,658   $1,787,931
Equipment                                1,585,146    1,490,680
Automobiles                                 53,860       61,443
Furniture and fixtures                   1,238,752    1,006,650
                                        ----------   ----------
                                         4,713,416    4,346,704
  Less accumulated depreciation          2,536,135    1,981,698
                                        ----------   ----------
                                         2,177,281   $2,365,006
  Less: Discontinued Operations - Net      161,999   ==========
                                        ----------
                                        $2,015,282
                                        ==========

Depreciation expense for the years ended March 31, 1996, 1995, and 1994 was approximately $554,000, $407,000, and $231,000, respectively.

NOTE G - NOTES PAYABLE


                                                       MARCH 31,
                                             ---------------------------
                                                 1996           1995
                                             ------------   ------------
Note payable under a line of credit for
$22,500,000 ($28,000,000 in 1995) with a
bank, bearing interest at the prime rate
(8.25% at March 31, 1996) plus 3% in 1996
and the lesser of the prime rate (9% at
March 31, 1995) or, at the Company's
discretion, LIBOR (6.3% at March 31, 1995)
plus 2% for 1995; interest payable
monthly; collateralized by receivables
and inventory                                $ 22,500,000   $ 26,000,000

Other, all current                                105,549         58,100
                                             ------------   ------------
                                             $ 22,605,549   $ 26,058,100
                                             ============   ============

The loan agreement with the bank provides that borrowings under the line of credit are subject to limitations based on the borrowing base, as defined in the agreement. The terms of the agreement require the Company to maintain specific levels of debt to net worth, working capital and coverage of fixed charges as defined in the agreement. At March 31, 1996, and at the date of this report, June 21, 1996, the Company was not in compliance with all covenants. The bank has waived such defaults through November 8, 1996. At March 31, 1996, the Company had no additional borrowing capacity under the loan agreement. The loan agreement has an extended expiration date of November 8, 1996. See Note P
- - - Subsequent Event.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE H - LONG-TERM DEBT


                                                       MARCH 31,
                                             ---------------------------
                                                 1996           1995
                                             ------------   ------------
Notes to certain officers and shareholders
  of the Company bearing interest at 10%,
  due in March 1998, as extended:
  collateralized by real estate note
  (purchased by officers and shareholders
  from an individual in December 1993)       $    280,000   $    500,000
Other                                             374,803        251,821
                                             ------------   ------------
                                                  654,803        751,821
  Less current portion                             78,026        528,567
                                             ------------   ------------
                                             $    576,777   $    223,254
                                             ============   ============

Future maturities of long-term debt at March 31, 1996, are as follows:


     Year ending March 31,
             1997                 $  78,026
             1998                   352,069
             1999                    72,478
             2000                    19,121
             2001                    19,971
          Thereafter                113,138
                                  ---------
                                  $ 654,803
                                  =========

NOTE I - CHANGE IN CAPITAL STRUCTURE

     On September 28, 1993, the Company was reincorporated in Delaware with authority to issue 8,000,000 shares of common stock at $.01 par value and 1,000,000 shares of preferred stock at $.01 par value. Each existing stockholder of the Company contributed shares of no par value stock to the new Delaware corporation in exchange for shares of common stock of the new corporation for each old share. The consolidated financial statements, including all references to the number of shares of common stock and all per share information, have been adjusted to reflect the reincorporation, common stock exchange and other changes in the capital structure on a retroactive basis.

NOTE J - EMPLOYEE STOCK OWNERSHIP PLAN AND 401(K) PLAN

     The Company had an employee stock ownership plan which provided for discretionary contributions by the Company. During 1995, the Company amended and restated the plan to qualify as a 401(k) employee deferred compensation plan under the terms of which employees who have been employed for one year or more are entitled to contribute up to the lesser of $9,500 or 15% of their annual compensation. The Company may at its discretion contribute to the 401(k) plan. No Company contributions were made under either plan for any of the three years in the period ended March 31, 1996.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE K - STOCK OPTIONS

     1991 PLAN

     The 1991 Stock Option Plan provides for options covering a total of 542,820 common shares, all of which were issued to the Chief Executive Officer and the President of the Company. The exercise price of the options granted must be at least 110% of the fair value of the common stock at date of grant. During the year ended March 31, 1994, 250,700 options for shares were canceled. The remaining options were exercised on March 29, 1996. At March 31, 1996, there were no options outstanding or available for grant.

     Following is a summary of option activity under the 1991 Plan:


                                                 OPTION PRICE
                                     -------------------------------------
                                       SHARES      PER SHARE       TOTAL
                                     ----------    ----------   ----------
     Outstanding at March 31, 1993      542,820     $.75-$.88   $  437,912
       Granted                             --            --           --
       Canceled                        (250,700)          .88     (219,420)
                                     ----------    ----------   ----------
     Outstanding at March 31, 1994      292,120        .74795      218,492
       Granted                             --            --           --
       Canceled                            --            --           --
                                     ----------    ----------   ----------
     Outstanding at March 31, 1995      292,120        .74795      218,492
       Granted                             --            --           --
       Canceled                            --            --           --
       Exercised                       (292,120)       .74795     (218,492)
                                     ----------    ----------   ----------
     Outstanding at March 31, 1996         --      $     --     $     --
                                     ==========    ==========   ==========

     1993 PLAN

          The 1993 Stock Option Plan provides for options covering a total of 500,000 common shares to be issued to key employees and directors other than the Chief Executive Officer and the President. Under the Plan, incentive stock options (ISO's) and non-qualified stock options may be granted at prices no less than 100% and 50%, respectively, of the fair value of the Company's common stock. Options granted expire in ten years and will generally vest in annual installments. At March 31, 1996, options for 232,001 shares were available for grant.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

     Following is a summary of option activity under the 1993 Plan:


                                                     OPTION PRICE
                                     -------------------------------------------
                                        SHARES        PER SHARE         TOTAL
                                     -----------    --------------   -----------
     Outstanding at March 31, 1993          --      $         --     $      --
       Granted                           272,666     10.00 - 12.50     3,058,537
       Canceled                          (10,000)            10.00      (100,000)
                                     -----------    --------------   -----------
     Outstanding at March 31, 1994       262,666     10.00 - 12.50     2,958,537
       Granted                            50,000      9.00 - 13.00       560,000
       Canceled                          (46,000)    10.00 - 12.50      (550,000)
                                     -----------    --------------   -----------
     Outstanding at March 31, 1995       266,666      9.00 - 13.00     2,968,537
       Granted                           110,999      3.00  - 7.50       424,621
       Canceled                         (109,666)     3.63 - 12.50    (1,148,079)
                                     -----------    --------------   -----------
     Outstanding at March 31, 1996       267,999      $3.00-$13.00   $ 2,245,079
                                     ===========    ==============   ===========

     At March 31, 1996, options covering 96,199 shares were exercisable under the 1993 Plan.

NOTE L - INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following:


                           1996            1995            1994
                       ------------    ------------    ------------
     Federal
       Current         $ (2,031,628)   $    848,220    $  1,070,333
       Deferred             891,354        (497,804)       (130,243)
     State                    5,176            --           101,927
                       ------------    ------------    ------------
                       $ (1,135,098)   $    350,416    $  1,042,017
                       ============    ============    ============

     The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:


                                                      YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                    1996       1995      1994
                                                  ------     ------    ------
     U.S.  Federal statutory rate                   34.0 %     34.0%     34.0%
     Amortization of goodwill                        (.5)%      1.8%     --
     Meals and entertainment                         (.1)%       .9%     --
     State income taxes, net of federal benefit     --         --         2.3%
     Change in prior tax estimates                   (.7)%     --        --
     Valuation allowance                           (17.6)%     --        --
     Other, net                                      (.9)%       .4%     --
                                                  ------     ------    ------
                                                    14.2%      37.1%     36.3%
                                                  ======     ======    ======

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

     Following are the components of deferred tax assets and deferred tax liabilities:


                                                   MARCH 31,
                                         ----------------------------
                                             1996            1995
                                         ------------    ------------
Net current deferred tax assets
  Inventories                            $    753,188    $    683,236
  Allowance for doubtful accounts              96,110         447,356
  Inventory reserves                            3,208         181,545
  Accrued expenses                             42,500            --
  Prepaid expenses                               --          (105,258)
  Provision for discontinued operation        136,000            --
  Net operating loss                          725,917            --
  Less valuation allowance                 (1,690,614)           --
                                         ------------    ------------
                                         $     66,309    $  1,206,879
                                         ============    ============
Noncurrent deferred tax liabilities
  Accumulated depreciation               $    (66,309)   $    (58,829)
                                         ============    ============

NOTE M - MAJOR CUSTOMERS

     Customers accounting for 10% or more of total sales from continuing operations are as follows:


    YEAR ENDED
     MARCH 31,            PERCENTAGE
    ----------            ----------
1996
     Customer A               31%
     Customer B               25%
1995
     Customer A               32%
     Customer B               13%
1994
     Customer A               20%
     Customer B               13%

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE N - COMMITMENTS AND CONTINGENCIES

     The Company leases certain manufacturing and warehouse space; manufacturing and computer equipment; and other items. These leases are operating leases and have future minimum lease payments, excluding sublease income, as follows:


     YEAR
     ----
     1997                   $1,429,077
     1998                    1,105,551
     1999                      871,390
     2000                      330,887
     2001                       65,000
     Thereafter                737,000
                            ----------
                            $4,538,905
                            ==========

     Total lease expense for the years ended March 31, 1996, 1995 and 1994 was approximately $1,552,000, $793,000 and $476,000, respectively.

     Included in the future minimum payments above is approximately $263,480 for the lease on the manufacturing facility of C.G. which runs through May 1997. In connection with the sale of C.G.'s assets (Note B), the Company subleased the facility to the buyer and remains liable on the lease.

     The Company, certain of its officers and directors, former officers, former independent auditor, and the underwriters of the Company's initial IPO are defendants in certain shareholder lawsuits. The Company believes the lawsuits are without merit. However, if the plaintiffs prevail, the lawsuits could have a material adverse effect on the Company. The Company is unable to estimate the range of loss, if any.

     The staff of the Securities and Exchange Commission has indicated to the Company that they will recommend a civil injunctive action against the Company, Glenn Bollinger (CEO and Director of the Company), and Ronald Bollinger (Executive Vice President of the Company) for certain alleged violations of securities laws arising from several sales transactions during fiscal 1995 and 1994. The staff has indicated it will not recommend monetary penalties against the Company.

     The Company has been contacted by the Department of Labor (DOL) in regard to certain questions about its former Employee Stock Ownership Plan
     (the "ESOP"). Assets of the ESOP are held in the Company's 401(K) plan which is the successor to the ESOP. The Company is responding to and cooperating with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any other of the Company's employee benefit plans.

     In the normal course of business, the Company is involved in various litigation. Management believes that the aggregate effect of any liability arising from such items would not be material to the consolidated statements of operations or financial position at March 31, 1996.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE O - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (UNAUDITED)


          Significant fourth quarter adjustments
          amounting to $5,490,000 (net of income
          taxes of $780,000) were recorded as follows:

          Increase in provision for returns and allowances   $ 1,130,000

          Restructuring charge                                 3,960,000

          Provision for discontinued operations                  400,000
                                                             -----------
                                                               5,490,000
          Less:  Income tax effect                              (780,000)
                                                             -----------
            Fourth quarter adjustments                       $ 4,710,000
                                                             ===========

NOTE P - SUBSEQUENT EVENT

     The Company entered into a commitment agreement (the "Agreement") with a financial institution on July 12, 1996, establishing a revolving credit facility (the "Credit Line") for up to a maximum of $30 million. Borrowing under the Credit Line is limited to a percentage of eligible trade accounts receivable and inventory as defined in the Agreement. The Credit Line has a three year maturity and is collateralized by the Company's assets including inventory, trade accounts receivable, and real property. The interest rate under the Credit Line is prime plus 1.75%. In addition, the Company is required to pay certain closing, commitment, management and unused line fees. Furthermore, the Credit Line requires the Company to comply with certain financial and other covenants as defined in the Agreement. Personal guarantees by Glenn and Bobby Bollinger are also required. The Agreement terminates on July 31, 1996, if final documentation cannot be negotiated and certain other conditions precedent are not met by that time. The Company believes the Agreement will close by July 31, 1996.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE





Board of Directors and Stockholders
Bollinger Industries, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of Bollinger Industries, Inc. and Subsidiaries referred to in our report dated June 21, 1996 (except for Note P as to which the date is July 15, 1996), we have also audited Schedule II for the years ended March 31, 1996 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                       King, Burns & Company, P.C.


Dallas, Texas
June 21, 1996

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE






Board of Directors and Stockholders
Bollinger Industries, Inc. and Subsidiaries



In connection with our audit of the consolidated statements of operations, stockholders' equity, and cash flows of Bollinger Industries, Inc. and Subsidiaries referred to in our report dated May 19, 1994, we have also audited Schedule II for the year ended March 31, 1994. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

Dallas, Texas
May 19, 1994

                                                                     Schedule II


                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1994, 1995, AND 1996



                                                   ADDITIONS
                                   -------------------------------------------
                                    Balance at     Charged to       Charged
                                    beginning      costs and        to other                       Balance at
         Description                 of year        expenses        accounts      Deductions      end of year
         -----------               ------------   ------------    ------------   ------------    ------------
Year ended March 31, 1994
  Allowance for doubtful
    accounts                       $    193,563   $    455,468    $       --     $   (172,356)   $    476,675
  Inventory obsolescence reserve         78,631         33,586            --             --           112,217
Year ended March 31, 1995
  Allowance for doubtful
    accounts                       $    476,675   $    793,931    $       --     $   (350,391)   $    920,215
  Inventory obsolescence reserve        112,217        852,204            --         (163,449)        800,972
Year ended March 31, 1996
  Allowance for doubtful
    accounts                       $    920,215   $   (311,514)   $       --     $   (150,872)   $    457,829
  Inventory obsolescence reserve        800,972        365,794            --             --         1,166,766

Note - Deductions represent uncollectible accounts or inventories written off.


                                                                    SEQUENTIALLY
                                                                       NUMBERED
        EXHIBITS                                                         PAGE

3.1 - Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form S-1
        Registration Statement No. 33-69708)

3.2   - By-Laws of the Company (incorporated by reference to Exhibit
        3.2 to the Company's Form S-1 Registration Statement No.
        33-69708)

4.1   - Form of certificate representing shares of the Company's
        Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 Registration Statement No. 33-69708)

10.1 - Bollinger Industries 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1
        Registration Statement No. 33-69708)

10.2  - Bollinger Industries Employee Stock Ownership Plan and Trust
        (incorporated by reference to Exhibit 10.2 to the Company's
        Form S-1 Registration Statement No. 33-69708)

10.3  - Form of Indemnification Agreement with independent director
        (incorporated by reference to Exhibit 10.3 to the Company's
        Form S-1 Registration Statement No. 33-69708)

10.4  - Bollinger Industries, Inc. 1991 Incentive Stock Option Plan
        (incorporated by reference to Exhibit 10.4 to the Company's
        Form S-1 Registration Statement No. 33-69708)

10.5  - Lease Agreement dated April 4, 1991, between William A.
        McCarty, Jr., and Elinor F. McCarty and Bollinger Sports,
        Inc., formerly known as Bollinger Industries, Inc.
        ("Bollinger-Texas") (incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-69708)

10.6  - Assignment and Assumption Agreement dated as of October 1,
        1993, between Bollinger-Texas as Assignor and Bollinger
        Industries, L.P., as Assignee with respect to such lease
        (incorporated by reference to Exhibit 10.8.1 to the Company's
        Form S-1 Registration Statement No. 33-69708)

10.7  - Lease Agreement dated August 30, 1992, between Reba
        McPherson, individually and as Trustee of the Reba McPherson
        Trust u/w/o Harold Lynn McPherson, and Tarbox, Inc., as extended by an Agreement dated August 9, 1993 (incorporated by reference to Exhibit 10.9 to the Company's Form S-1
        Registration Statement No. 33-69708)


                                                                    SEQUENTIALLY
                                                                       NUMBERED
        EXHIBITS                                                         PAGE

10.8  - Assignment and Assumption Agreement dated as of October 1,
        1993, between Tarbox, Inc., as Assignor and Bollinger
        Industries, L.P., as Assignee with respect to such lease
        (incorporated by reference to Exhibit 10.9.1 to the Company's
        Form S-1 Registration Statement No. 33-69708)

10.9  - Standard Industrial Lease dated March 17, 1993, between
        National Life Insurance Company and Bollinger-Texas
        (incorporated by reference to Exhibit 10.10 to the Company's
        Form S-1 Registration Statement No. 33-69708)

10.10 - Assignment and Assumption Agreement dated as of October 1,
        1993, between Bollinger-Texas as Assignor and Bollinger
        Industries, L.P., as Assignee with respect to such lease
        (incorporated by reference to Exhibit 10.10.1 to the Company's
        Form S-1 Registration Statement No. 33-69708)

10.11 - $500,000 Real Estate Lien Note dated March 18, 1993, in favor of Sid Reisman and executed by Bollinger-Texas, as modified by a Renewal, Extension, and Modification Agreement dated as of April 6, 1993, and subsequently assigned to Glenn, Bobby and Dell Bollinger (incorporated by reference to Exhibit
        10.10 to the Company's Form S-1 Registration Statement No.
        33-69708)

10.12 - Asset Purchase and Sale Agreement dated as of September 13,
        1993, by and between California Gym Equipment Company, S. G.
        Equipment, Inc. and, for limited purposes, Bollinger-Texas and Sherman Grider (incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement No. 33-69708)

10.13 - Standard Sublease dated as of September 13, 1993, between
        California Gym Equipment Company and S. G. Equipment, Inc., together with the Industrial Real Estate Lease dated June 1,
        1992, between New England Mutual Life Insurance Company and
        Bollinger-Texas attached thereto (incorporated by reference to Exhibit 10.14 to the Company's Form S-1 Registration Statement
        No. 33-69708)

10.14 - Assignment and Assumption Agreement dated as of September 1,
        1993, between Bollinger-Texas and California Gym Equipment
        Company with respect to Industrial Real Estate Lease dated June
        1, 1992 (incorporated by reference to Exhibit 10.15 to the Company's Form S-1 Registration Statement No. 33-69708)

10.15 - Letter agreement dated May 19, 1992, between Bollinger-Texas,
        Denise Austin and Jeff Austin (incorporated by reference to
        Exhibit 10.16 to the Company's Form S-1 Registration Statement
        No. 33-69708)


                                                                    SEQUENTIALLY
                                                                       NUMBERED
        EXHIBITS                                                         PAGE

10.16 - Letter agreement dated April 13, 1994, between Bollinger
        Industries, L.P., Denise Austin and Jeff Austin (incorporated by reference to Exhibit 10.16 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.17 - Endorsement Agreement dated September 1, 1993, between
        Bollinger-Texas and Nolan Ryan (incorporated by reference to Exhibit 10.17 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.18 - Loan Agreement dated as of January 4, 1994, between
        Bollinger Industries, L.P., the Company, and First Interstate
        (incorporated by reference to Exhibit 10.18 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.19 - Standard Office/Warehouse Lease dated May 11, 1994, between
        Fountain Parkway, Ltd., and Bollinger Industries, L.P.
        (incorporated by reference to Exhibit 10.19 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.20 - Lease dated December 21, 1990, between Americus/Sumter
        Payroll Development Authority and N.B.F., Inc. and R. Wayne
        Rich (incorporated by reference to Exhibit 10.20 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.21 - Assignment and Assumption of Lease dated May 1, 1994, between Americus/Sumter Payroll Development Authority, NBF,
        Inc., a Florida corporation, and NBF, Inc., a Georgia corporation (incorporated by reference to Exhibit 10.21 to the Company's form 10-K for the fiscal year ended March 31, 1994)

10.22 - Amendment to Lease between Americus-Sumter Payroll
        Development Authority and NBF, Inc., a Georgia corporation and
        R. Wayne Rich amending the lease dated December 21, 1990 reflected at exhibit No. 10.20 above (incorporated by reference to Exhibit 10.2 to the Company's form 10-Q for the quarter ended June 30, 1994)

10.23 - Asset Purchase Agreement dated May 24, 1994, and effective as of May 1, 1994, between NBF, Inc., a Florida corporation, and NBF, Inc., a Georgia corporation (incorporated by reference to Exhibit 10.3 to the Company's form 10-Q for the quarter ended June 30, 1994)

10.24 - First Amendment to Loan Agreement dated as of June 22, 1994, between Bollinger Industries, L.P., the Registrant, Bollinger
        Holding Corp., NBF and First Interstate Bank of Texas, N.A.
        (incorporated by reference to Exhibit 10.5 to the Company's form 10-Q for the quarter ended June 30, 1994)


                                                                    SEQUENTIALLY
                                                                       NUMBERED
        EXHIBITS                                                         PAGE

10.25 - Loan and Security Agreement dated September 9, 1994, between
        Bollinger Industries, L.P. and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.1 to the Company's form 10-Q for the quarter ended September 30, 1994)

10.26 - First Amendment to Loan and Security Agreement dated
        September 9, 1994, between Bollinger Industries, L.P. and
        NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.2 to the Company's form 10-Q for the quarter ended
        September 30, 1994)

10.27 - Second Amendment to Loan and Security Agreement dated
        December 8, 1994, between Bollinger Industries, L.P. and
        NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's form 10-Q for the quarter ended
        December 31, 1994)

10.28 - Lease Agreement dated November 16, 1994, between John
        Wilkerson, individually and Bollinger Industries (incorporated by reference to Exhibit 10.2 to the Company's form 10-Q for the quarter ended December 31, 1994)

10.29 - Modification and Ratification of Lease dated November 1,
        1994, between Fountain Parkway, Ltd. and Bollinger Industries,
        L.P. (incorporated by reference to Exhibit 10.3 to the Company's form 10-Q for the quarter ended December 31, 1994)

10.30 - Third Amendment to Loan and Security Agreement dated March
        3, 1995 between Bollinger Industries, L.P. and NationsBank of
        Texas, N.A. (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended March 31, 1995)

10.31 - Fourth Amendment to Loan and Security Agreement dated May
        15, 1995 between Bollinger Industries, L.P. and NationsBank of
        Texas, N.A. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended March 31, 1995)

10.32 - Modification and Ratification of Lease dated February 22,
        1995, between Fountain Parkway, Ltd. and Bollinger Industries,
        L.P. (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended March 31, 1995)

10.33 - Fifth Amendment to Loan and Security Agreement dated
        September 9, 1995, between Bollinger Industries, L.P. and
        NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
        December 31, 1995)


                                                                    SEQUENTIALLY
                                                                       NUMBERED
        EXHIBITS                                                         PAGE

10.34 - Sixth Amendment to Loan and Security Agreement dated
        December 29, 1995, between Bollinger Industries, L.P. and
        NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
        December 31, 1995)

10.35 - Seventh Amendment to Loan and Security Agreement dated March
        8, 1996, between Bollinger Industries, L.P. and NationsBank of
        Texas, N.A.

10.36 - Eighth Amendment to Loan and Security Agreement dated May 8,
        1996, between Bollinger Industries, L.P. and NationsBank of
        Texas, N.A.

10.37 - Deed of Trust, Assignment, Security Agreement and Financing
        Statement dated May 8, 1996, between Bollinger Industries,
        L.P. and NationsBank of Texas, N.A.

10.38 - Ninth Amendment to Loan and Security Agreement dated May 17,
        1996, between Bollinger Industries, L.P. and NationsBank of
        Texas, N.A.

10.39 - Amended and Restated Promissory Note dated March 29, 1996, between Bollinger Industries, L.P., and Glenn D. Bollinger.

10.40 - Amended and Restated Promissory Note dated March 29, 1996, between Bollinger Industries, L.P., and Bobby D. Bollinger.

10.41 - Amended and Restated Promissory Note dated March 29, 1996, between Bollinger Industries, L.P., and Dell Bollinger.

10.42 - Second Amendment to standard industrial lease dated January
        31, 1996, between National Life Insurance Company and
        Bollinger Industries, L.P., as assignee.

10.43 - U.S. Trademark License Agreement between International
        Apparel Marketing Corp. dba Nautilus Wear International and
        Bollinger Industries, Inc. dated May 1, 1995

10.44 - Amendment to U.S. Trademark License Agreement between
        International Apparel Marketing Corp. and Bollinger
        Industries, Inc. dated March 1, 1996.

10.45 - Intercreditor and Subordination Agreement dated May 8, 1996, between NationsBank of Texas, N.A. and Glenn D. Bollinger,
        Bobby D. Bollinger, and Dell Bollinger

11.1  - Statement re Computation of Per Share Data


                                                                    SEQUENTIALLY
                                                                       NUMBERED
        EXHIBITS                                                         PAGE

21.1 - List of the Company's subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended March 31, 1995)

27.1  - Financial Data Schedule