Form 10-Q
period 1996-06-30
BOLLINGER INDUSTRIES INC
filed 1996-08-14
CIK 912894

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             EXCHANGE ACT OF 1934

For quarter ended June 30, 1996

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

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


                               (214) 445-0386
            (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
   ---------    ---------

         As of June 30, 1996, 4,000,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets - June 30,
                     1996, and March 31, 1996                               3

                     Consolidated Statements of Operations -
                     Thirteen Week Period Ended June 30, 1996,
                     and Three Months Ended June 30, 1995                   4

                     Consolidated Statements of Cash Flows -
                     Thirteen Week Period Ended June 30, 1996,
                     and Three Months Ended June 30, 1995                   5

                     Notes to Consolidated Financial Statements           6 - 7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8 - 9

PART II - OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                      10

SIGNATURES                                                                 11

INDEX TO EXHIBITS AND EXHIBITS                                             12

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          June 30,            March 31,
                                                                           1996                  1996
                                                                     -----------------   ---------------
                                                                         (unaudited)
CURRENT ASSETS
   Cash                                                              $   1,056,662       $     408,871
   Accounts receivable
     Trade, net of allowance for doubtful accounts   . . . . . . . .    19,540,495          18,344,827
     Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       230,849             229,735
   Income Tax Refund . . . . . . . . . . . . . . . . . . . . . . . .     2,307,235           2,307,235
   Inventories (Note C)  . . . . . . . . . . . . . . . . . . . . . .    27,048,245          30,112,934
   Current assets of discontinued operations - net   . . . . . . . .     1,699,139           1,601,954
   Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . .       805,175             525,272
   Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .        66,309              66,309
                                                                     -------------       -------------
                  Total current assets   . . . . . . . . . . . . . .    52,754,109          53,597,137
PROPERTY PLANT AND EQUIPMENT  . . . . . . . . . . . . . . . . . . .      1,884,806           2,015,282
Non current assets of discontinued operations   . . . . . . . . . .        144,017             161,999
OTHER ASSETS
   Goodwill and other intangibles - Net  . . . . . . . . . . . . . .     1,216,254           1,233,482
   Notes receivable and other assets . . . . . . . . . . . . . . . .     1,302,675           1,373,003
                                                                     -------------       -------------
TOTAL ASSETS                                                         $  57,301,861       $  58,380,903
                                                                     =============       =============

                                         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                                $     419,336       $      78,026
    Notes payable (Note D)  . . . . . . . . . . . . . . . . . . . .     23,300,000          22,605,549
    Accounts payable - trade  . . . . . . . . . . . . . . . . . . .     15,698,730          16,913,821
    Federal income tax payable (Note E)   . . . . . . . . . . . . .              -              43,847
    Other current liabilities   . . . . . . . . . . . . . . . . . .      2,057,432           1,674,046
    Provision for restructuring of operations   . . . . . . . . . .      3,561,105           3,960,000
                                                                     -------------       -------------
           Total current liabilities  . . . . . . . . . . . . . . .     45,036,603          45,275,289
LONG-TERM LIABILITIES
    Long term debt, net of current portion  . . . . . . . . . . . .        501,141             576,777
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . .         66,309              66,309
                                                                     -------------       -------------
           Total long-term liabilities  . . . . . . . . . . . . . .        567,450             643,086
                                                                     -------------       -------------
           Total liabilities  . . . . . . . . . . . . . . . . . . .     45,604,053          45,918,375
                                                                     -------------       -------------
COMMITMENTS AND CONTINGENCIES   . . . . . . . . . . . . . . . . . .
STOCKHOLDERS' EQUITY
    Preferred stock  -- $.01 par value; 1,000,000 shares
        authorized; none issued . . . . . . . . . . . . . . . . . .
    Common stock -- $.01par value; 8,000,000 shares authorized;
        issued  and outstanding 4,000,210 at June 30, 1996 and
        March 31, 1996  . . . . . . . . . . . . . . . . . . . . . .         40,001              40,001
    Capital in excess of par  . . . . . . . . . . . . . . . . . . .     15,323,059          15,323,059
    Retained earnings  (accumulated deficit)  . . . . . . . . . . .     (3,665,252)         (2,900,532)
                                                                     -------------       -------------
          Total stockholders' equity  . . . . . . . . . . . . . . .     11,697,808          12,462,528
                                                                     -------------       -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  57,301,861       $  58,380,903
                                                                     =============       =============

        The accompanying notes are an integral part of these statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Thirteen Week              Three Months
                                                                            Period Ended                  Ended
                                                                             June  30,                  June 30,
                                                                        -------------------        -------------------
                                                                               1996                       1995
                                                                        -------------------         ------------------
   Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   22,433,893            $   12,761,598
   Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . .           17,654,045                 9,697,802
                                                                           --------------            --------------

      Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .            4,779,848                 3,063,796

   Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . .            2,080,381                 1,312,508
   Distribution, general and administrative expenses   . . . . . . .            2,823,934                 2,498,793
                                                                           --------------            --------------
                                                                                4,904,315                 3,811,301
                                                                           --------------            --------------

      Operating profit  (loss) . . . . . . . . . . . . . . . . . . .             (124,467)                 (747,505)

   Other expense (income)
      Interest expense   . . . . . . . . . . . . . . . . . . . . . .              649,766                   450,301
      Interest income  . . . . . . . . . . . . . . . . . . . . . . .               (9,513)                  (21,447)
      Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . .                    -                   (12,059)
                                                                           --------------            --------------
                                                                                  640,253                   416,795
                                                                           --------------            --------------

      Earnings (loss) from continuing operations before income
            taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             (764,720)               (1,164,300)
   Income tax expense (benefit)  . . . . . . . . . . . . . . . . . .                    -                  (461,668)
                                                                           --------------            --------------
       Earnings (loss) from continuing operations  . . . . . . . . .             (764,720)                 (702,632)
   Discontinued operations
       (Loss) from discontinued Healthcare operation net of
            income tax benefit ($48,000) . . . . . . . . . . . . . .                    -                  (292,199)
                                                                           --------------            --------------
   Net earnings (loss)                                                     $     (764,720)           $     (994,831)
                                                                           ==============            ==============
   Per share data
       Earnings (loss) from continuing operations  . . . . . . . . .            $(.19)                     $(.18)
                                                                                ======                     ======
       Net earnings (loss)                                                      $(.19)                     $(.25)
                                                                                ======                     ======

   Weighted average common and common equivalent shares
       outstanding . . . . . . . . . . . . . . . . . . . . . . . . .            4,000,210                 3,971,072
                                                                                =========                 =========

       The accompanying notes are an integral part of these statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Thirteen Week              Three Months
                                                                            Period Ended                  Ended
                                                                             June  30,                  June 30,
                                                                        -------------------        -------------------
                                                                               1996                       1995
                                                                        -------------------         ------------------
 Cash flows from operating activities
       Net earnings (loss)   . . . . . . . . . . . . . . . . . . . . . .   $     (764,720)           $     (994,831)
         Adjustments  to  reconcile  net  earnings  (loss)  to  net  cash
            provided by (used in) operating activities   . . . . . . . .
          Depreciation and amortization  . . . . . . . . . . . . . . . .          210,933                   131,287
          Changes in operating assets and liabilities
            Trade accounts receivable  . . . . . . . . . . . . . . . . .       (1,195,668)                3,229,254
            Other receivables  . . . . . . . . . . . . . . . . . . . . .           (1,114)                 (471,725)
            Inventories  . . . . . . . . . . . . . . . . . . . . . . . .        3,064,689                (2,057,522)
            Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         (279,903)                  228,501
            Notes receivable and other assets  . . . . . . . . . . . . .          (19,430)                    7,806
            Accounts payable - Trade . . . . . . . . . . . . . . . . . .       (1,215,091)                3,481,329
            Federal income tax payable . . . . . . . . . . . . . . . . .          (43,847)                 (200,000)
            Other current liabilities                                             383,386                 1,379,068
            Provision for restructuring of operations .  . . . . . . . .         (398,895)                        -
            Current assets of discontinued operations .  . . . . . . . .          (97,185)                        -
                                                                           --------------            --------------
                    Net cash provided by (used in)
                    operating activities . . . . . . . . . . . . . . . .         (356,845)                4,733,167

Cash flows from investing activities
       Purchases of property and equipment . . . . . . . . . . . . . . .           (8,958)                  (88,901)
       Payments on note receivable . . . . . . . . . . . . . . . . . . .           35,487                    27,094
         Non-current assets from discontinued operations . . . . . . . .           17,982                         -
                                                                           --------------            --------------

                    Net cash provided by (used in)
                    operating activities . . . . . . . . . . . . . . . .           44,511                   (61,807)

Cash flows from financing activities
       Net proceeds from (payments on) note payable  . . . . . . . . . .          694,451                (4,058,100)
       Proceeds from short term debt   . . . . . . . . . . . . . . . . .          341,310                         -
       Payments on long-term debt  . . . . . . . . . . . . . . . . . . .          (75,636)                   (9,083)
       Proceeds from long-term debt  . . . . . . . . . . . . . . . . . .                -                    21,954
                                                                           --------------            --------------

                    Net cash provided by (used in) financing activities           960,125                (4,045,229)
                                                                           --------------            --------------

                    Net increase in cash . . . . . . . . . . . . . . . .          647,791                   626,131
Cash at beginning of period  . . . . . . . . . . . . . . . . . . . . . .          408,871                   116,476
                                                                           --------------            --------------
Cash at end of period  . . . . . . . . . . . . . . . . . . . . . . . . .   $    1,056,662            $      742,607
                                                                           ==============            ==============


        The accompanying notes are an integral part of these statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

         The consolidated interim financial statements include the accounts of Bollinger Industries, Inc., its wholly owned subsidiaries and Bollinger Industries, L.P., a partnership wholly owned by Bollinger's subsidiaries (collectively the "Company").

         The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes for the year ended March 31, 1996.

         The Company has adopted a 13 week quarter ending on the Sunday nearest the end of the calendar quarter for Fiscal 1997.

         In the opinion of management, the unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplemental disclosures:

                                           Thirteen Week        Three Months
                                           Period Ended              Ended
                                             June 30,              June 30,
                                           -------------         -----------
                                                1996                  1995
                                           -------------         -----------
                   Interest paid           $  844,126             $  508,051
                   Income taxes paid              --              $  200,000

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


NOTE C - INVENTORIES

                                                June 30,           March 31,
                                                  1996               1996
                                              ------------       ------------
     Raw materials                            $  3,745,673       $  8,765,659
     Work-in-process                             1,268,280            189,462
     Finished goods                             23,146,264         22,226,786
     Reserve for obsolescence                   (1,111,972)        (1,068,973)
                                              ------------       ------------
                                              $ 27,048,245       $ 30,112,934
                                              ============       ============

NOTE D - NOTES PAYABLE

         During May 1996, the Company's maximum credit limit under its revolving credit facility with a bank was raised to $23,300,000. The Company continues to be in default on certain covenants of the loan agreement; those defaults were subsequently waived. The Company is pursuing alternative financing.

NOTE E - INCOME TAXES

         The Company's effective income tax rates for the three months ended June 30, 1996, and 1995 were 0% and 40%, respectively. The 0% tax charge results from a 100% valuation allowance being recorded against the deferred tax benefit. The 40% tax charge results from certain expenses not being deductible for income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-K and consolidated financial statements for the fiscal year ended March 31, 1996; the Company's Form 10Q for the quarter ended June 30, 1995; and the consolidated financial statements and related notes, for the quarter ended June 30, 1996, elsewhere in this report.

      THIRTEEN WEEKS ENDED JUNE 30, 1996, COMPARED TO
           THREE MONTHS ENDED JUNE 30, 1995

Consolidated net sales for the quarter ended June 30, 1996, increased by $9.7 million as compared to the quarter ended June 30, 1995, an increase of 76%. The increase in consolidated net sales resulted from an increase in net sales of the trampoline product line of approximately $5.5 million, and an increase in net sales of other fitness accessory products of approximately $ 4.2 million. The increase in net sales was primarily the result of promotional orders from high volume customers. The Company introduced trampolines to its Fitness accessory product line during May 1994. Since that time sales of trampolines have rapidly increased. The Company expects sales of trampolines to remain strong although it is unlikely the growth will be maintained at the same rate in the future, since many major mass merchandisers now carry the product line.

Gross profit for the quarter ended June 30, 1996, increased approximately $1,716,000 as compared to the quarter ended June 30, 1995, but decreased as a percentage of net sales from 24.0% to 21.3% for the same period. Gross profit for trampolines as a percentage of net sales is lower than for other Fitness accessory products. During the first quarter of fiscal 1997 trampoline net sales accounted for a higher proportion of the Company's total net sales than during the first quarter of fiscal 1996. This change in product mix is the primary reason gross profit declined as a percentage of net sales. The increased gross profit in dollars primarily resulted from the increase in net sales.

Selling expenses for the quarter ended June 30, 1996, increased by approximately $768,000 as compared to the three months ended June 30, 1995, but decreased as a percentage of net sales from 10.3% to 9.3%. The dollar increase in selling expenses was primarily the result of increased commissions to support higher sales volume. Certain selling expenses are relatively fixed in nature leading to a percentage decrease due to higher net sales.

Distribution, general and administrative expenses for the quarter ended June 30, 1996, increased by approximately $300,000 as compared to the three months ended June 30, 1995, but decreased as a percentage of net sales from 19.6% to 12.6%. The primary reason for the increase resulted from the addition of distribution payroll, as well as other categories of expense, to sustain increased annual volume. Most of the expenses in the distribution, general and administrative expenses category are relatively fixed in nature. Therefore, during a relatively high volume quarter, these expenses as a percentage of net sales will decrease. The anticipated effects of the restructuring plan will not be experienced until the second and third quarters.

While the Company sustained an operating loss from continuing operations for the quarter ended June 30, 1996, the loss was reduced by approximately $623,000 as compared to an operating loss for the three months ended June 30, 1995. Due to the factors discussed above, operating loss as a percentage of net sales for the quarter ended June 30, 1996, improved to a loss of .6% as compared to a loss of 5.9% for the quarter ended June 30, 1995.

Interest expense for the quarter ended June 30, 1996, increased approximately $200,000 as compared to the three months ended June 30, 1995, due to a higher effective interest rate.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal source of financing has been short-term borrowings from its lenders, including financial institutions, and its initial public offering. Net cash used by operating activities for the quarter ended June 30, 1996, was approximately $300,000 compared to net cash provided by operating activities for the quarter ended June 30, 1995, of $4.7 million. The increase in receivables from higher sales was partially funded by a concerted effort to decrease inventory. Further, the Company continues to concentrate on enhancing vendor relations by reducing payables.

The Company has a revolving credit facility with a bank that provides a maximum line of credit of $22.5 million through November 16, 1996 subject to borrowing base requirements and certain covenants. Based upon anticipated sales volume, the line was extended to $23,300,000 through July 31, 1996. Outstanding balances in the first quarter of fiscal 1997 bore interest at an approximate rate of 11.25% compared to a rate of 8.25% for the first quarter of fiscal 1996. The Company has obtained an agreement from another financial institution, subject to documentation and an audit, to refinance the credit facility for $30 million, at more favorable interest rates, and a three year term. The Company believes the agreement will close by August 16, 1996; however, there is no guarantee the Company will be successful in completing this financing, or obtaining a further extension from its current bank.

The Company believes cash from operations and the revolving credit facility, as re-negotiated or refinanced, will satisfy its working capital requirements.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 10.1     Tenth Amendment to Loan and Security Agreement dated
                          July 8, 1996, between Bollinger Industries, L.P., and NationsBank of Texas, N.A.

                 11.1     Computation of Earnings Per Share

                 27.1     Financial Data Schedule


            (b) No reports on Form 8-K were filed during the thirteen week period ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOLLINGER INDUSTRIES, INC.



Date:    August 14, 1996                  /s/  Glenn D. Bollinger
         -----------------------------    -------------------------------------
                                          Glenn D. Bollinger
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:    August 14, 1996                  /s/  John T. Pryor
         -----------------------------    -------------------------------------
                                          John T. Pryor
                                          Senior Vice President - Finance,
                                          Chief Financial Officer, Treasurer
                                          and Secretary



Date:    August 14, 1996                  /s/ Robert B. Logan
         -----------------------------    -------------------------------------
                                          Robert B. Logan
                                          Controller and
                                          Chief Accounting Officer

                 BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibits                                       Description
- --------                                       -----------
10.1         Tenth Amendment to Loan and Security Agreement dated July 8, 1996, between Bollinger Industries, L.P., and NationsBank of Texas, N.A.

11.1         Computation of Earnings Per Share

27.1         Financial Data Schedule
