Form 10-Q
period 1996-09-29
BOLLINGER INDUSTRIES INC
filed 1996-11-13
CIK 912894

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 29, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                         Commission file number 0-22716


                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     75-2502577
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                  222 W. AIRPORT FREEWAY, IRVING, TEXAS 75062
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 445-0386
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

     As of September 29, 1996, 4,000,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                     INDEX

                                                                            Page No.
                                                                            --------
PART I - FINANCIAL INFORMATION

          Item 1.     Consolidated Financial Statements

                      Consolidated Balance Sheets -
                      September 29, 1996, and March 31, 1996                    3

                      Consolidated Statements of Earnings -
                      Second Quarter and Year to Date September 29, 1996,
                      and September 30, 1995                                    4

                      Consolidated Statements of Cash Flows -
                      Six Month Periods Ended September 29, 1996, and
                      September 30, 1995
                                                                                5

                      Notes to Consolidated Financial Statements              6 - 7

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           8 - 9

PART II - OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                     12

INDEX TO EXHIBITS AND EXHIBITS                                                 13

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 September 29,       March 31,
                                                                                      1996             1996
                                                                                 -------------     ------------
                                                                                  (unaudited)
 CURRENT ASSETS
    Cash ...................................................................     $    397,569      $    408,871
    Accounts receivable
        Trade, net of allowance for doubtful accounts ......................       16,429,628        18,344,827
        Other ..............................................................          370,949           229,735
    Income Tax Refund ......................................................        2,307,033         2,307,235
    Inventories (Note C) ...................................................       28,351,274        30,112,934
    Current assets of discontinued operations - net ........................          634,518         1,601,954
    Prepaid expenses .......................................................          890,853           525,272
    Deferred income taxes ..................................................           66,309            66,309
                                                                                 ------------      ------------
                   Total current assets ....................................       49,448,133        53,597,137
 PROPERTY PLANT AND EQUIPMENT ..............................................        1,790,072         2,015,282
 Non current assets of discontinued operations .............................          125,293           161,999
 OTHER ASSETS
    Goodwill and other intangibles - Net ...................................        1,773,962         1,233,482
    Notes receivable and other assets ......................................        1,418,313         1,373,003
                                                                                 ------------      ------------
 TOTAL ASSETS ..............................................................     $ 54,555,773      $ 58,380,903
                                                                                 ============      ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
     Current portion of long-term debt .....................................     $    288,727      $     78,026
     Notes payable (Note D) ................................................       19,428,707        22,605,549
     Accounts payable - trade ..............................................       17,148,456        16,913,821
     Federal income tax payable (Note E) ...................................             --              43,847
     Other current liabilities .............................................        1,873,855         1,674,046
     Provision for restructuring of operations .............................        2,738,603         3,960,000
                                                                                 ------------      ------------
            Total current liabilities ......................................       41,478,348        45,275,289
 LONG-TERM LIABILITIES
     Long term debt, net of current portion ................................        1,580,000           576,777
     Deferred income taxes .................................................           67,034            66,309
                                                                                 ------------      ------------
            Total long-term liabilities ....................................        1,647,034           643,086
                                                                                 ------------      ------------
            Total liabilities ..............................................       43,125,382        45,918,375
                                                                                 ------------      ------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
     Preferred stock -- $.01 par value; 1,000,000 shares authorized;
          none issued
     Common stock -- $.01 par value; 8,000,000 shares authorized; issued and outstanding 4,000,210 at September 29, 1996 and March 31,
          1996 .............................................................           40,001            40,001
     Capital in excess of par ..............................................       15,323,059        15,323,059
     Retained earnings  (accumulated deficit) ..............................       (3,932,669)       (2,900,532)
                                                                                 ------------      ------------
           Total stockholders' equity ......................................       11,430,391        12,462,528
                                                                                 ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................     $ 54,555,773      $ 58,380,903
                                                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Thirteen                          Twenty-six
                                                       Week Period        Three Months     Week Period        Six Month
                                                          Ended              Ended            Ended          Period Ended
                                                       September 29,      September 30,    September 29,     September 30,
                                                           1996              1995             1996               1995
                                                       ------------      --------------    ------------      ------------
Net sales ..........................................   $ 19,092,688      $ 21,488,910      $ 41,526,581      $ 34,250,508
Cost of goods sold .................................     15,481,197        15,509,697        33,135,242        25,207,499
                                                       ------------      ------------      ------------      ------------

     Gross profit ..................................      3,611,491         5,979,213         8,391,339         9,043,009

Selling expenses ...................................      1,416,063         1,740,413         3,496,444         3,052,921
Distribution, general and
    administrative expenses ........................      2,635,066         2,804,605         5,459,000         5,303,398
                                                       ------------      ------------      ------------      ------------
                                                          4,051,129         4,545,018         8,955,444         8,356,319
                                                       ------------      ------------      ------------      ------------

     Operating profit (loss) .......................       (439,638)        1,434,195          (564,105)          686,690

Other expense (income)
     Interest expense ..............................        661,376           484,613         1,311,142           934,914
     Interest income ...............................        (26,904)          (17,578)          (36,417)          (39,025)
     Miscellaneous .................................              3            (2,487)                3           (14,546)
                                                       ------------      ------------      ------------      ------------
                                                            634,475           464,548         1,274,728           881,343
                                                       ------------      ------------      ------------      ------------

    Earnings (loss) before income taxes ............     (1,074,113)          969,647        (1,838,833)         (194,653)

Income tax (expense) benefit (Note E) ..............              0          (329,681)                0            64,320

    Earning (Loss) from Continuing
       operations ..................................     (1,074,113)          639,966        (1,838,833)         (130,333)
                                                       ------------      ------------      ------------      ------------

Gain on Disposal of Discontinued
Healthcare Operation ...............................        806,696                 0           806,696                 0
                                                       ------------      ------------      ------------      ------------

(Loss) from discontinued Healthcare
operation net of income tax benefit ................              0          (178,885)                0          (403,417)
                                                       ------------      ------------      ------------      ------------

     Net earnings  (loss) ..........................   $   (267,417)     $    461,081      $ (1,032,137)     $   (533,750)
                                                       ============      ============      ============      ============

    Per share data earnings (loss) from
       continuing operations .......................   $       (.27)     $        .16      $       (.46)     $       (.03)
                                                       ============      ============      ============      ============

   Net earnings (loss) .............................   $       (.07)     $        .12      $       (.26)     $       (.13)
                                                       ============      ============      ============      ============

Weighted average common and common
           equivalent shares outstanding............   $  4,000,210      $  3,950,496      $  4,000,210      $  3,972,129
                                                       ============      ============      ============      ============

        The accompanying notes are an integral part of these statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          SIX MONTHS       SIX MONTHS
                                                                             ENDED            ENDED
                                                                         SEPTEMBER 29,    SEPTEMBER 30,
                                                                         -------------    -------------
                                                                             1996             1995
                                                                         -------------    -------------
Cash flows from operating activities
     Net earnings (loss) ............................................     $(1,032,137)     $  (533,750)
     Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities
         Depreciation and amortization ..............................         460,317          303,521
         Changes in operating assets and liabilities
            Trade accounts receivable ...............................       2,088,465       (1,299,075)
            Other receivables .......................................        (141,214)        (216,303)
            Inventories .............................................       1,460,210       (4,278,710)
            Prepaid expenses ........................................        (365,581)         183,312
            Notes receivable and other assets .......................          14,248           21,418
            Accounts payable - Trade ................................         234,635        9,886,011
            Federal income tax payable ..............................         (43,645)        (200,000)
            Other current liabilities ...............................         199,809         (125,173)
            Provision for restructuring of operations ...............      (1,221,397)            --
            Provision for Doubtful Accounts .........................        (173,266)            --
            Provision for Obsolete Inventory ........................         301,450             --
            Current assets of discontinued operations ...............         967,436             --
                                                                          -----------      -----------

               Net cash provided by (used in)
               operating activities .................................       2,749,330        3,741,251

Cash flows from investing activities
    Purchases of property and equipment .............................         (58,468)        (212,119)
    Payments (advances made) on note receivable .....................        (142,100)          54,772
    Non-current assets from discontinued operations .................          36,706             --
    Loan Origination Costs ..........................................        (634,577)            --
                                                                          -----------      -----------
               Net cash provided by (used in)
               investing activities .................................        (798,439)        (157,347)

Cash flows from financing activities
     Net proceeds from (payments on) note payable ...................      (2,966,141)           1,067
     Proceeds from (payments on) long-term debt .....................       1,003,948       (3,396,331)
                                                                          -----------      -----------

                Net cash provided by (used in) financing activities .      (1,962,193)      (3,395,264)
                                                                          -----------      -----------

                Net increase (decrease) in cash .....................         (11,302)         188,640
Cash at beginning of period .........................................         408,871          116,476
                                                                          -----------      -----------
Cash at end of period ...............................................     $   397,569      $   305,116
                                                                          ===========      ============

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

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplemental disclosures:

                                              Six Months                       Six Months
                                                 Ended                            Ended
                                             September 29,                    September 30,
                                             -------------                    -------------
                                                 1996                              1995
                                             -------------                    -------------
                 Interest paid                  $562,717                         $352,051
                 Income taxes paid                  --                           $200,000

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


NOTE C - INVENTORIES

                                                            September 29,             March 31,
                                                                1996                    1996
                                                            -------------            ------------
                 Raw materials                              $  9,291,726             $  9,858,597
                 Work-in-process                                 288,516                  305,777
                 Finished goods                               21,451,579               23,117,280
                 Less reserve                                 (1,668,217)              (1,166,766)
                                                            ------------             ------------
                                                              29,363,604               32,114,888
                 Less:  Discontinued Operations - Net          1,012,330                2,001,954
                                                            ------------             ------------

                                                            $ 28,351,274             $ 30,112,934
                                                            ============             ============

NOTE D - NOTES PAYABLE

     The Company successfully refinanced its credit facility on August 16, 1996. Availability, pursuant to the credit line, is based on levels of eligible accounts receivable and inventory to a maximum of $25 million. The interest is currently 10% per annum on the outstanding balance.


NOTE E - INCOME TAXES

     The Company's effective income tax rates for the six months ended September 30, 1995, and 1996 respectively were 34% and 0%, based on utilization of a tax loss carryforward.

NOTE F - DISPOSAL OF DISCONTINUED HEALTHCARE OPERATION

     The Company concluded an asset sale for the orthopedic products portion of its Healthcare business to Rehab Plus Therapeutic Products, Inc. (Rehab) in August 1996. Rehab paid $1.7 million for the assets. The Company received a promissory note for $293,547 and the balance in cash. The Company recorded a gain on the sale of $806,696.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-K and consolidated financial statements for the fiscal year ended March 31, 1996; the Company's Form 10Q for the quarter ended June 30, 1995 and June 30, 1996; and the consolidated financial statements and related notes, for the quarter ended September 29, 1996, elsewhere in this report.

 THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 1996, COMPARED TO THE
           THREE MONTH AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 1995

The Company has adopted a 13 week quarter ending on the Sunday nearest the end of the calendar quarter for Fiscal 1997. For ease of discussion the thirteen week period ended September 29, 1996, and the three months ended September 30, 1995, will be referred to as "quarters". Following this same format, the 26-week period ended September 29, 1996, and the six months ended September 30, 1995, will be referred to as "six months" or "year to date". As fully disclosed in the Company's annual report and Form 10-K for the year ended March 31, 1996, the Company has embarked on a restructuring plan whereby it is focusing on its name brand products, including trampolines, and greatly reducing its use of celebrity endorsed products.

Consolidated net sales for the quarter ended September 29, 1996, decreased by $2.4 million as compared to the quarter ended September 30, 1995, a decrease of 12%. Net sales for the six months ended September 30, 1996, increased by $7.3 million compared to the same period in 1995, an increase of 22%. The decrease in net sales in the quarter resulted from softness in the Company's fitness accessory products substantially offset by an increase in the sales of the trampoline product line. In addition, the prior year included a non-recurring sale of $1.8 million in the second quarter. Increased sales in the first six months were due to a significant growth in trampoline shipments to the major retail stores. The Company introduced trampolines to its fitness accessory product line during May 1994 and has experienced healthy growth since that time. The Company expects sales of trampolines to remain strong although it is unlikely the growth will be maintained at the same rate in the future, since many major mass merchandisers now carry the product line. In the first six months of the current year, the Company successfully sold $2.9 million of targeted inventory as part of the restructuring plan.

Gross profit for the quarter ended September 29, 1996, decreased $2.4 million as compared to the quarter ended September 30, 1995, and decreased as a percentage of net sales from 28% in 1995 to 19% in 1996 for the same period. Gross profit for the six months ended September 29, 1996, decreased $.7 million and decreased 4.9% as a percentage of net sales as compared to the six months ended September 30, 1995. More than one third of the decline in the gross margin percentage for the quarter and year to date was due to the non-recurring sale of inventory, pursuant to the restructuring plan for $1.7 million and $2.9 million, respectively, with no gross profit and the sale in the prior year of $1.8 million that carried an unusually high gross profit of 40%. Additionally, the gross profit percentage for trampolines is relatively lower than for fitness accessory products. During the first and second quarters of fiscal

1997, trampoline net sales accounted for a higher proportion of the Company's sales than during the comparable periods in the prior year. This change in product mix accounts for most of the remaining decline of the gross profit percentage.

Selling expenses for the quarter ended September 29, 1996, decreased by $324,000 as compared to the quarter ended September 30, 1995, and decreased as a percentage of net sales from 8.1% to 7.5%. The dollar decrease in selling expense, as well as the percentage decrease was directly related to the reduction in celebrity royalty expenses. Selling expenses for the six months ended September 29, 1996, increased by $444,000 as compared to the first half of 1995, and decreased as a percentage from 9.0% to 8.5%. The increase in cost was directly related to higher net sales and higher commissions for the six month period. The decrease as a percent of sales from 1995 to 1996 is related to lower celebrity royalty expenses.

Distribution, general and administrative expenses for the quarter ended September 29, 1996, decreased by $170,000 as compared to the quarter ended September 30, 1995, but increased as a percentage of net sales from 13.1% in 1995 to 13.8% in 1996. Reductions in payroll, as well as other categories of expense, led to the overall reduction in dollars. Distribution, general and administrative expenses for the six months ended September 29, 1996, increased $156,000 over the same period in the prior year. As a percentage, this category of expenses improved from 15.4% of net sales in the prior year to 13.2% in the current year. The increase in dollars is due to warehouse labor and legal expenses in the first quarter that were successfully reduced in the second quarter .

The Company sustained an operating loss of $440,000 for the quarter ended September 29, 1996, as compared to an operating profit of $1,434,000 in the same quarter last year. The gross margin erosion of $2.4 million is partially offset by lower selling and distribution, general, and administrative expenses for a net decrease of $1.9 million in operating income. Operating losses for the six months ended September 1996 were $564,000 compared to operating income of $687,000 in the previous year. Prior year results included operating income of approximately $700,000 from a non-recurring sales.

Interest expense for the quarter ended September 29, 1996, was $661,000 compared to $485,000 the previous year, or an increase of $176,000. Interest expense for the six months ended September 29, 1996, as $1,311,000 compared to $935,000 the previous year. Both the quarter and the year to date increase are due to a higher effective interest rate.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal source of financing has been borrowings from various financial institutions and its initial public offering. Net cash used by operating activities for the six months ended September 29, 1996, was $11,000 compared to cash provided by operating activities for the same period in the prior year of $189,000. Cash generated from collection of receivables and the reduction of inventory was used to pay down long term debt.

The Company has successfully secured a revolving credit facility with a financial institution providing a maximum line of credit of $25.0 million through August 16, 1999, subject to borrowing base requirements and certain covenants. Outstanding balances in the second quarter of fiscal 1997 bore interest at an approximate rate of 10.5% compared to a rate of 8.75% for the second quarter of fiscal 1996.

The Company's credit facility is secured by accounts receivable and inventory. Accordingly, the Company's ability to utilize the credit facility is predicated on future operating activity.

                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits


           10.46 Eleventh Amendment to Loan and Security Agreement dated July 8, 1996, between Bollinger Industries, L.P., and NationsBank of Texas, N.A.

           10.47 Loan and Security Agreement dated August 16, 1996 between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation and related schedules.

           10.48 Collateral Assignment of Patents and Trademarks dated August 16, 1996 between Bollinger Industries, L.P. and Foothill Capital Corporation.

           10.49 Subordination Agreement dated August 16, 1996 between Glenn D. Bollinger, Bobby D. Bollinger, Dell Bollinger and Foothill Capital Corporation.

           10.50 Deed of Trust dated August 16, 1996 executed by Bollinger Industries, L.P.

           10.51 Asset Purchase Agreement dated August 29, 1996 between Bollinger Industries L.P. and Rehab Plus Therapeutic Products, Inc.



       (b) No reports on Form 8-K were filed during the six month period ended September 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BOLLINGER INDUSTRIES, INC.



Date:    October 13, 1996             /s/  Glenn D. Bollinger
         -----------------------      ------------------------------------------
                                      Glenn D. Bollinger
                                      Chairman of the Board and
                                      Chief Executive Officer



Date:    October 13, 1996             /s/  John T. Pryor
         -----------------------      ------------------------------------------
                                      John T. Pryor
                                      Senior Vice President - Finance, Chief
                                      Financial Officer, Treasurer and Secretary



Date:    October 13, 1996             /s/ Floyd L. DePauw
         -----------------------      ------------------------------------------
                                      Floyd L. DePauw
                                      Controller and Chief Accounting Officer

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX


Exhibits                           Description
--------                           -----------

  2.01         Asset Purchase Agreement dated August 29, 1996 between
               Bollinger Industries L.P. and Rehab Plus Therapeutic
               Products, Inc.

 10.46         Eleventh Amendment to Loan and Security Agreement dated
               July 8, 1996, between Bollinger Industries, L.P., and
               NationsBank of Texas, N.A.

 10.47         Loan and Security Agreement dated August 16, 1996 between
               Bollinger Industries, Inc., Bollinger Industries, L.P. and
               NBF, Inc. and Foothill Capital Corporation and related schedules.

 10.48         Collateral Assignment of Patents and Trademarks dated
               August 16, 1996 between Bollinger Industries, L.P. and
               Foothill Capital Corporation.

 10.49         Subordination Agreement dated August 16, 1996 between
               Glenn D. Bollinger, Bobby D. Bollinger, Dell Bollinger and
               Foothill Capital Corporation.

 10.50         Deed of Trust dated August 16, 1996 executed by Bollinger
               Industries, L.P.

 11.1          Computation of Earnings per Share

 27.1          Financial Data Schedule