Form 10-Q
period 1996-12-29
BOLLINGER INDUSTRIES INC
filed 1997-02-12
CIK 912894

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 29, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                         Commission file number 0-22716


                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      75-2502577
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

Yes  X   No
    ---     ---

     As of December 29, 1996, 4,000,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                     INDEX

                                                                          Page No.
                                                                          --------
PART I - FINANCIAL INFORMATION

       Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheets -
                December 29, 1996, and March 31, 1996                        3

                Consolidated Statements of Earnings -
                Third Quarter and Year to Date ended December 29, 1996,
                and December 31, 1995                                        4

                Consolidated Statements of Cash Flows -
                Third Quarter periods ended December 29, 1996, and
                December 31, 1995                                            5

                Notes to Consolidated Financial Statements                 6 - 8

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8 - 11

PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                            12

       Item 5.  Other Information                                            13

       Item 6.  Exhibits and Reports on Form 8-K                             13

SIGNATURES

INDEX TO EXHIBITS AND EXHIBITS

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         December 29, 1996     March 31, 1996
                                                                         -----------------     --------------
                                                                            (unaudited)
CURRENT ASSETS
   Cash ................................................................   $    127,754         $    408,871
   Accounts receivable
       Trade, net of allowance for doubtful accounts ...................     23,480,779           18,344,827
       Other ...........................................................        281,523              229,735
   Income tax refund ...................................................        124,690            2,307,235
   Inventories (Note C) ................................................     23,952,792           30,112,934
   Current assets of discontinued operations - net .....................          6,631            1,601,954
   Prepaid expenses ....................................................        724,183              525,272
   Deferred income taxes ...............................................         66,309               66,309
                                                                           ------------         ------------
       Total current assets ............................................     48,764,661           53,597,137
PROPERTY PLANT AND EQUIPMENT - NET .....................................      1,936,103            2,015,282
Non current assets of discontinued operations ..........................        109,667              161,999
OTHER ASSETS
   Goodwill and other intangibles - net ................................      1,155,554            1,233,482
   Notes receivable and other assets ...................................      1,095,283            1,373,003
   Deferred financing fees - net .......................................        549,728                   --
                                                                           ------------         ------------
TOTAL ASSETS ...........................................................   $ 53,610,996         $ 58,380,903
                                                                           ============         ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt and other debt (Note D) .........   $  9,949,195         $ 22,683,575
     Accounts payable - trade ..........................................     15,483,957           16,913,821
     Federal income tax payable (Note E) ...............................             --               43,847
     Other current liabilities .........................................      1,947,083            1,674,046
     Provision for restructuring of operations (Note G) ................      2,562,102            3,960,000
                                                                           ------------         ------------
            Total current liabilities ..................................     29,942,337           45,275,289
LONG-TERM LIABILITIES
     Long term debt, net of current portion ............................     14,285,111              576,777
     Deferred income taxes .............................................         66,309               66,309
                                                                           ------------         ------------
            Total long-term liabilities ................................     14,351,420              643,086
                                                                           ------------         ------------
            Total liabilities ..........................................     44,293,757           45,918,375
                                                                           ------------         ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred  stock -- $.01 par value; 1,000,000 shares authorized;
          none issued
     Common stock -- $.01 par value; 8,000,000 shares authorized;
          issued and outstanding 4,000,210 at December 29, 1996,
          and March 31, 1996 ...........................................         40,002               40,002
     Capital in excess of par ..........................................     15,323,058           15,323,058
     Retained earnings (accumulated deficit) ...........................     (6,045,821)          (2,900,532)
                                                                           ------------         ------------
            Total stockholders' equity .................................      9,317,239           12,462,528
                                                                           ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 53,610,996         $ 58,380,903
                                                                           ============         ============


       The accompanying notes are an integral part of these statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                       Thirteen Week   Three months   Thirty-nine Week   Nine months
                                       Period Ended        Ended        Period Ended         Ended
                                       December 29,    December 31,     December 29,     December 31,
                                           1996            1995            1996              1995
                                       ------------    ------------    ------------      ------------
Net sales ..........................   $ 24,609,076    $ 31,648,378    $ 66,135,657      $ 65,898,886
Cost of goods sold .................     21,264,045      24,094,655      54,399,287        49,302,154
                                       ------------    ------------    ------------      ------------

     Gross profit ..................      3,345,031       7,553,723      11,736,370        16,596,732

Selling expenses ...................      1,798,644       2,621,262       5,295,088         5,674,183
Distribution, general and
    administrative expenses ........      2,846,265       3,249,710       8,305,265         8,553,108
                                       ------------    ------------    ------------      ------------
                                          4,644,909       5,870,972      13,600,353        14,227,291
                                       ------------    ------------    ------------      ------------

     Operating profit (loss) .......     (1,299,878)      1,682,751      (1,863,983)        2,369,441

Other expense (income)
     Interest expense ..............        635,539         632,321       1,946,681         1,567,235
     Interest income ...............        (17,253)        (20,548)        (53,670)          (59,573)
     Miscellaneous .................         74,983          (8,377)         74,986           (22,923)
                                       ------------    ------------    ------------      ------------
                                            693,269         603,396       1,967,997         1,484,739
                                       ------------    ------------    ------------      ------------

     Earnings (loss) before income
           taxes ...................     (1,993,147)      1,079,355      (3,831,980)          884,702

Income tax (expense) benefit
           (Note E) ................        (24,029)       (427,836)        (24,029)         (363,516)
                                       ------------    ------------    ------------      ------------

     Earnings (loss) from continuing
           operations ..............     (2,017,176)        651,519      (3,856,009)          521,186

Gain (loss) on disposal of
   discontinued Healthcare
   operations (Note F) .............        (95,976)             --         710,720                --

(Loss) from discontinued Healthcare
   operations net of income tax
   benefit .........................             --        (166,185)             --          (569,602)
                                       ------------    ------------    ------------      ------------

Net earnings (loss) ................   $ (2,113,152)   $    485,334    $ (3,145,289)     $    (48,416)
                                       ============    ============    ============      ============

Per share data:
    earnings (loss) from
    continuing operations ..........   $       (.50)   $        .17    $       (.96)     $        .13
                                       ============    ============    ============      ============

Net earnings (loss) per common
    share ..........................   $       (.53)   $        .12    $       (.79)     $       (.01)
                                       ============    ============    ============      ============
Weighted average common and
    common equivalent shares
    outstanding ....................      4,000,210       3,934,980       4,000,210         3,968,808
                                       ============    ============    ============      ============

        The accompanying notes are an integral part of these statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)

                                                                 39 WEEK PERIOD   NINE MONTHS
                                                                      ENDED           ENDED
                                                                  DECEMBER 29,    DECEMBER 31,
                                                                      1996            1995
                                                                  ------------    ------------
Cash flow from operating activities
     Net earnings (loss) ......................................   $ (3,145,289)   $    (48,416)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities
    (Gain) loss on disposal of assets .........................       (710,720)             --
    Depreciation and amortization .............................        670,524         481,747
    Changes in operating assets and liabilities
         Trade accounts receivable ............................     (5,316,823)    (10,830,970)
         Other receivables ....................................        (51,788)       (387,480)
         Inventories ..........................................      5,472,570      (1,116,632)
         Prepaid expenses .....................................       (198,911)        213,441
         Income tax receivables ...............................      2,182,545              --
         Notes receivable and other assets ....................        396,436          31,060
         Accounts payable - Trade .............................     (1,446,326)     12,702,573
         Federal income tax payable ...........................        (43,847)       (132,633)
         Other current liabilities ............................        175,091         491,986
         Provision for restructuring of operations ............     (1,397,898)             --
         Provision for Doubtful Accounts ......................         30,871              --
         Provision for Obsolete Inventory .....................        (17,440)             --
         Current assets of discontinued operations ............      1,595,323              --
                                                                  ------------    ------------

          Net cash provided by (used in) operating activities..     (1,805,682)      1,404,676

Cash flow from investing activities
     Purchases of property and equipment ......................       (349,222)       (361,624)
     Payments (advances made) on note receivable ..............         81,345          80,041
     Proceeds from sale of assets .............................      1,402,110              --
      Non-current assets from discontinued operations .........         52,332              --
                                                                  ------------    ------------

         Net cash provided by (used in) investing activities...      1,186,565        (281,583)

Cash flow from financing activities
     Net proceeds from (payments on) long term debt ...........        973,954        (858,577)
     Deferred Financing Fees ..................................       (635,954)             --
                                                                  ------------    ------------

         Net cash provided by (used in) financing activities...        338,000        (858,577)

         Net increase (decrease) in cash ......................       (281,117)        264,516
Cash at beginning of period ...................................        408,871         116,476
                                                                  ------------    ------------
Cash at end of period .........................................   $    127,754    $    380,992
                                                                  ============    ============

         The accompany notes are an integral part of these statements.

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

         In the opinion of management, the unaudited interim consolidated financial statements of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOW

         Supplemental disclosures:

                                                  39 Week Period   Nine Months
                                                       Ended          Ended
                                                   December 29,    December 31,
                                                   ------------    ------------
                                                       1996           1995
                                                   ------------    ------------
Interest paid                                      $ 1,980,220     $ 1,483,786
Income taxes paid                                           --     $   200,000
Income tax refund received                         $(2,154,917)             --
Noncash financing transactions:
     Sale of assets-financed by notes from buyer   $   293,547              --
     Sale of assets-paid in escrow by buyer        $    17,328              --
     Liabilities assumed by buyer                  $    16,843              --

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE C - INVENTORIES

                                                    December 29,     March 31,
                                                        1996           1996
                                                    ------------   ------------
         Raw materials                              $  7,327,024   $  9,858,597
         Work-in-process                                 314,277        305,777
         Finished goods                               17,790,431     23,117,280
         Reserve for obsolescence                     (1,478,940)    (1,166,766)
                                                    ------------   ------------
                                                      23,952,792     32,114,888
         Less: Discontinued Operations - Net                  --      2,001,954
                                                    ------------   ------------
                                                    $ 23,952,792   $ 30,112,934
                                                    ------------   ------------

NOTE D - NOTES PAYABLE

The Company successfully refinanced its credit facility on August 16, 1996, with a maximum line of $25 million and a three-year term. Availability, pursuant to the credit line, is based on the levels of specific current assets, namely accounts receivable and inventory. The outstanding obligation at December 29, 1996, was $22 million with undrawn availability of $1.5 million pursuant to the asset based formula. The Company is in default on certain financial covenants, specifically the tangible net worth and related total liabilities to tangible net worth ratio.

NOTE E - INCOME TAXES

         The Company's effective income tax rates for the nine months ended December 31, 1995, and 1996 respectively were 34% and 0%, based on utilization of a tax loss carryforward.

NOTE F - DISPOSAL OF DISCONTINUED HEALTHCARE OPERATION

         During fiscal 1996, the Company decided to discontinue its Healthcare operations. In connection with the disposal of the discontinued operation, the Company established a reserve at March 31, 1996, for the anticipated losses of operation during the sell off period, of $400,000. During the third fiscal quarter, 1997, the Company concluded an asset sale for the Pacer product portion of its Healthcare line to SST Acquisition Corporation (SST). SST paid $173,000 for the assets of which $156,000 was in cash and the remainder in an escrow account. The year to date losses for the Healthcare division closely approximate the original reserve.

NOTE G - RESTRUCTURED INVENTORY

                  In connection with the Company plan for restructuring of inventory, as disclosed in the Company's annual report and Form 10-K for year ended March 31, 1996, the Company has implemented measures to reduce inventory levels of targeted products. Of the approximately $12 million in inventory designated for liquidation, approximately $6.1 million of inventory was sold for $4.7 million with a resultant charge to the reserve of $1.3 million. The original identified inventory and related reserves were as follows:

                                        INVENTORY VALUE       RESERVE AMOUNT
         Celebrity Endorsed product      $ 5,175,000           $ 1,730,000
         Other Product                     6,625,000             2,028,000
         Other Costs                              --               202,000
                                         -----------           -----------
                         Total           $11,800,000           $ 3,960,000
                                         ===========           ===========

         Of the original restructuring reserve of $3,960,000, the remainder at December 29, 1996, is $2,500,000 on inventory of $5,700,000.

NOTE H - CONTINGENCIES

         The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John
L. Maguire (Director), William Blair & Company, Rauscher Pierce Refnes, Inc. (former underwriters of initial public offering), and Grant Thornton, L.L.P. (former independent accountants), are defendants (the "Suntrust Defendants") in a lawsuit filed on March 22, 1996, Case No. 96-02952-C, in the 68th Judicial District Court, Dallas County, Texas, by shareholder Suntrust Bank Atlanta, as trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves, and all persons similarly situated. The lawsuit was filed as a class action on behalf of a class/persons who purchased securities through a public offering that were issued by the Company at prices which allegedly were artificially inflated and maintained as a result of the scheme and conduct alleged in violation of the antifraud provisions of the securities law as well as common law. In addition, the company Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck, are defendants (the "STI Defendants"), in a lawsuit filed on March 22, 1996, Case No. 396-CV0823-R, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. The lawsuit was filed as a class action on behalf of a class of persons who purchased securities issued by the Company at prices which allegedly were artificially inflated and maintained as a result of the scheme and conduct alleged in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Plaintiffs seek damages, costs, and expenses. Management of the Company does not believe either lawsuit has merit. However, if the plaintiffs should prevail in either lawsuit, it could have a materially adverse effect on the Company. See legal proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-K and consolidated financial statements for the fiscal year ended March 31, 1996; the Company's Form 10-Q's for the quarters ending June 30, 1995 and June 30, 1996, and for the quarters ending September 30, 1995, and September 29, 1996; and the consolidated financial statements and related notes, for the quarters ended December 31, 1995 and December 29, 1996, found elsewhere in this report.

 THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED DECEMBER 29, 1996, COMPARED WITH
        THE THREE MONTH AND NINE MONTH PERIOD ENDED DECEMBER 31, 1995

The Company has adopted a 13 week quarter ending on the Sunday nearest the end of the calendar quarter for Fiscal 1997. For ease of discussion the thirteen week period ended December 29, 1996, and the three months ended December 31, 1995, will be referred to as "quarters". Following this same format, the 39-week period ended December 29, 1996, and the nine months ended December 31, 1995, will be referred to as "nine months" or "year to date". As fully disclosed in the Company's annual report and Form 10-K for the year ended March 31, 1996, the Company has embarked on a restructuring plan whereby it is focusing on its name brand products, including trampolines, and greatly reducing its use of celebrity endorsed products. The Company is successfully implementing this plan as described later in this narrative.

Consolidated net sales for the quarter ended December 29, 1996, decreased by $7.0 million as compared to the quarter ended December 31, 1995, a decrease of 22%. Net sales for the nine months ended December 29, 1996, increased by $0.2 million compared to the same period in 1995, an increase of 0.4%. Significant gains in the sales of trampolines were offset by a decline in the sale of the fitness accessory product line. In the first nine months of the current year, the Company successfully sold approximately $6.1 million of targeted inventory as part of the restructuring plan.

Gross profit for the quarter ended December 29, 1996, decreased $4.2 million as compared to the quarter ended December 31, 1995, and decreased as a percentage of net sales from 24% in 1995 to 14% in 1996 for the same period. Gross profit for the nine months ended December 29, 1996, decreased $4.9 million and decreased 7.4% as a percentage of net sales as compared to the nine months ended December 31, 1995. Of the $4.2 million decline in the third quarter gross profit, $2.4 million was due to a change in mix from the fitness accessory products to the trampoline products. The balance of the gross profit decrease was due to lower margins on fitness product line sales compared to the same quarter last year. Expressed as a percentage of sales, the unfavorable sales mix change between fitness products and trampolines accounted for 4.4 % of the gross profit percentage decline. Another 3.4% of the margin decline was caused by an increase in the fitness product line cost of sales. The balance of approximately 2% was attributable to additional sales of restructured inventory, which was sold with no gross profit. On a year to date basis, approximately 40% of the $4.9 million decline in gross profit year to date was due to the change in product mix from fitness product sales to trampoline product sales. In addition, another 40% of the year to date change in gross profit was attributable to a deterioration of fitness product profits. This deterioration included the effect of selling $6.1 million of targeted inventory at no gross profit. The balance of 20% was due to the sale in the prior year of $1.8 million that carried an unusually high gross profit of 40%. Analysis of the percentage of gross margin year to date, compared to last year, indicates that gross profits in the fitness products declined approximately 6% because of suppressed margins and lower volume. The restructure of inventory sales lowered margins another 3%. However, these declines were offset by approximately 2% as a result of increased trampoline sales volume.

The major thrust of the restructuring plan comprised the liquidation of certain inventories. The Company's initiative on vendor pricing, which was designed to significantly reduce purchase prices, will not have a noticeable effect on gross profit until the inventory is sold.

Selling expenses for the quarter ended December 29, 1996, decreased by $823,000 as compared to the quarter ended December 31, 1995, and decreased as a percentage of net sales from 8.3% to 7.3%. The dollar decrease in selling expense, as well as the percentage decrease was directly related to the lower sales volume and the reduction in celebrity royalty expenses. Selling expenses for the nine months ended December 29, 1996, decreased by $379,000 as compared to the same period of 1995, and decreased as a percentage from 8.6% to 8.0%. The decrease in cost was directly related to net sales and commissions for the nine month period. The decrease as a percent of sales from 1995 to 1996 is related to lower celebrity royalty expenses.

Distribution, general and administrative expenses for the quarter ended December 29, 1996, decreased by $403,000 as compared to the quarter ended December 31, 1995, but increased as a percentage of net sales from 10.3% in 1995 to 11.6% in 1996. Reductions in rent expense as a result of significantly lower inventory levels and reductions in contract labor partially offset by increased consulting fees, led to the overall reduction in dollars. Distribution, general and administrative expenses for the nine months ended December 29, 1996, decreased $248,000 over the same period in the prior year. As a percentage, this category of expenses improved from 13.0% of net sales in the prior year to 12.6% in the current year.

The Company sustained an operating loss of $1,300,000 for the quarter ended December 29, 1996, as compared to an operating profit of $1,683,000 in the same quarter last year. The gross profit decline of $4.2 million is partially offset by lower selling and distribution, general, and administrative expenses for a net decrease of $3.0 million in operating income. Operating losses for the nine months ended December 1996 were $1,864,000 compared to operating income of $2,369,000 in the previous year.

Interest expense for the quarter ended December 29, 1996, was $636,000 compared to $632,000 the previous year. Interest expense for the nine months ended December 29, 1996, was $1,947,000 compared to $1,567,000 the previous year.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal source of financing has been borrowings from various financial institutions and its initial public offering. Net cash used by operating activities for the nine months ended December 29, 1996, was $1,806,000 compared to cash provided by operating activities for the same period in the prior year of $1,405,000. Cash generated from the sale of inventory and the collection of an income tax refund was used to fund higher trade accounts receivable and operating losses in the third quarter 1997.

The Company successfully refinanced its credit facility on August 16, 1996, with a maximum line of $25 million and a three-year term. Availability, pursuant to the credit line, is based on the levels of specific current assets namely accounts receivable and inventory. The outstanding obligation at December 29, 1996, was $22 million with undrawn availability of $1.5 million pursuant to the asset based formula. The Company is in default on certain financial covenants, specifically the tangible net worth and related total liabilities to tangible net worth ratio. The Company's ability to utilize the credit facility is predicated on future levels of accounts receivable and inventory and the forbearance of the lender regarding covenants. If the loan were demanded, the Company would seek alternative financing; but there is no guarantee the Company would be successful in obtaining this financing. This action would have a materially adverse effect on the Company.

Outstanding balances in the third quarter bore interest at an approximate rate of 10% compared to a rate of 11.25% for the third quarter last year. The Company also has a long term note payable, secured by the Irving facility, which bears interest at 11.25% per annum.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from those forward looking statements. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements. The following discussion should be read in conjunction with the Company's 10-K and consolidated financial statements for the fiscal year ended March 31, 1996. The inclusion or omission of certain items previously discussed in those financial statements should not be construed as changes in those statements.

The restructuring plan, as disclosed in the Company's annual report and Form 10-K called for a divestiture of "targeted" inventory, reducing celebrity royalty payments, and consolidation of inventory thereby reducing warehousing costs. Each of these initiatives has been undertaken and the positive results are beginning to show in the decreased inventory levels, the reductions in selling expense and the reductions in distribution, general and administrative expenses. Further, trade payables decreased by $1.4 million in third quarter 1997 as compared with a $12.7 million increase in the same period last year. This improvement in trade payables was achieved despite a reduction of $2.0 million in loan payable.

In the third quarter of fiscal 1997, the Company employed the services of a consulting company specializing in situational analysis and the formulation of a forward looking business plan. Several of the initiatives formulated by this group have already been implemented by the Company and the implementation of the overall business plan should return the company to profitability in the upcoming year.

Notwithstanding the aforementioned, the Company continues to suffer losses. Nothing contained in these financial statements or Management's Discussion and Analysis of Financial Condition should be interpreted as a guarantee of future earnings or a turn around of financial condition. The actual results of the Company could differ materially from the statements found in this section and elsewhere in this report.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 24, 1996, the United States Securities and Exchange Commission filed a Civil Injunctive Action in the United States Court for the District of Columbia naming Bollinger Industries, Inc., Glenn Bollinger and Ronald Bollinger, Cause No. 96-2257. The Company consented to the entry of an order of permanent injunction which directs the Company to comply with the Securities and Exchange Act of 1934 in the future in the conduct of its business. Glenn Bollinger and Ronald Bollinger also consented to the entry of orders of permanent injunction, and in addition, Glenn Bollinger agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also agreed to a bar from holding office as an officer or director of a publicly-held company.

         The Company filed a lawsuit against Denise Austin on December 2, 1996 in the 162nd District Court of Dallas County, Tx and was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division Case Number 3-97-CV-0246-G on February 6, 1997. Subsequently a suit was filed on December 30, 1996, by Denise Austin in the United States District Court, Eastern District of Virginia. The suit was filed for payment of royalties alleged to be due of approximately $655,000. The Company believes the suit filed by Denise Austin is without merit.

         The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John
L. Maguire (Director), William Blair & Company, Rauscher Pierce Refnes, Inc. (former underwriters of initial public offering), and Grant Thornton, L.L.P. (former independent accountants), are defendants (the "Suntrust Defendants") in a lawsuit filed on March 22, 1996, Case No. 96-02952-C, in the 68th Judicial District Court, Dallas County, Texas, by shareholder Suntrust Bank Atlanta, as trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves, and all persons similarly situated. The lawsuit was filed as a class action on behalf of a class/persons who purchased securities through a public offering that were issued by the Company at prices which allegedly were artificially inflated and maintained as a result of the scheme and conduct alleged in violation of the antifraud provisions of the securities law as well as common law. In addition, the company Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck, are defendants (the "STI Defendants"), in a lawsuit filed on March 22, 1996, Case No. 396-CV0823-R, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. The lawsuit was filed as a class action on behalf of a class of persons who purchased securities issued by the Company at prices which allegedly were artificially inflated and maintained as a result of the scheme and conduct alleged in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Plaintiffs seek damages, costs, and expenses. Management of the Company does not believe either lawsuit has merit. However, if the plaintiffs should prevail in either lawsuit, it could have a materially adverse effect on the Company.

ITEM 5.  OTHER INFORMATION

         Effective approximately February 17, 1997, the Company's corporate headquarters will be relocated to 602 Fountain Parkway, Grand Prairie, Texas 75050.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               2.01 Asset Purchase Agreement dated November 7, 1996, between Bollinger Industries, L.P. and SST Acquisition Corporation

               11.1   Computation of Earnings Per Share

               27.1   Financial Data Schedule


         (b) No reports on Form 8-K were filed during the thirty-nine week period ended December 29, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BOLLINGER INDUSTRIES, INC.





Date:  February 12, 1997         /s/ Glenn D. Bollinger
       -----------------         ---------------------------------------------
                                 Glenn D. Bollinger
                                 Chairman of the Board and
                                 Chief Executive Officer




Date:  February 12, 1997         /s/ Rose Turner
       -----------------         ---------------------------------------------
                                 Rose Turner
                                 Senior Vice President - Finance, Chief
                                 Financial Officer, Treasurer and Secretary



Date:  February 12, 1997         /s/ Floyd L. DePauw
       -----------------         ---------------------------------------------
                                 Floyd L. DePauw
                                 Controller and Chief Accounting Officer

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

       Exhibits                        Description
       --------                        -----------
         2.01         Asset Purchase Agreement dated November 7, 1996, between
                      Bollinger Industries, L.P. and SST Acquisition
                      Corporation

         11.1         Computation of Earnings Per Share

         27.1         Financial Data Schedule