Form 10-K405
period 1997-03-31
BOLLINGER INDUSTRIES INC
filed 1997-06-30
CIK 912894

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                         Commission file number 0-22716

                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                         75-2502577
   (State or other jurisdiction of                           (I.R.S.  Employer
   incorporation or organization)                            Identification No.)

         602 FOUNTAIN PARKWAY
          GRAND PRAIRIE TEXAS                                      75050
 (Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code:          (972) 343-1000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 16, 1997, was $1,439,328.

The number of shares of common stock of the registrant outstanding on June 16, 1997, was 4,000,210.
================================================================================

                               TABLE OF CONTENTS


ITEM                                                                     PAGE
                                     PART I

 1.  Business..........................................................    1

 2.  Properties........................................................    5

 3.  Legal Proceedings.................................................    6

 4.  Submission of Matters to a Vote of Security Holders...............    7

                                    PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters.........................................................    8

 6.  Selected Financial Data...........................................    8

 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations.............................................   10

 8.  Financial Statements and Supplementary Data.......................   18

                                    PART III

10.  Directors and Executive Officers of the Registrant................   19

11.  Executive Compensation............................................   21

12.  Security Ownership of Certain Beneficial Owners and Management....   22

13.  Certain Relationships and Related Transactions....................   23

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   25

Signatures.............................................................   S-1

Index to Consolidated Financial Statements and Schedules...............   F-2

                                     PART I

ITEM 1. BUSINESS.

     Bollinger Industries, Inc. ("The Company") is a leading domestic supplier of consumer fitness accessory products. The Company manufactures and distributes, primarily to mass retailers, an extensive consumer fitness line, including barbells and dumbbells, aerobic steps and other aerobics products, trampolines, weightlifting belts and gloves, exercise mats, ankle and wrist weights, weightlifting bars, waist trimmers, compression shorts, and walking accessories.

RESULTS OF THE RESTRUCTURING OF OPERATIONS

     In the fourth quarter of fiscal 1996, following a comprehensive review of the Company's marketing method, operating policies and liquidity, management formulated a plan to restructure the Company's operations. The primary elements of the restructuring plan were to promote the Bollinger brand name, dramatically reduce inventory levels and improve operating efficiency. (Please refer to the Company's Form 10K for fiscal 1996 for additional information).

     Since 1993, a significant portion of the Company's fitness accessory products were sold with the use of celebrity endorsements. These endorsements carried heavy incremental costs and were subsequently abandoned in favor of the Bollinger brand. Customer acceptance of this change has been favorable but sales for fiscal 1997 have been virtually flat as the Company worked through existing inventory and marketing programs. The Company has introduced a line of products in striking packaging geared toward the female consumer that is ready for shipment in early fiscal 1998.

     Inventory has been reduced from $30.1 million in 1996 to $16.2 million in 1997, or a reduction of 46%. Of the approximately $14.0 million reduction, approximately $8.0 million came from inventory targeted for expedient disposal in the restructuring plan. The inventory reduction has allowed the Company to reduce trade payables and debt. There is an additional opportunity for further reductions of inventory in fiscal 1998.

     Concurrent with the inventory reductions, the Company has consolidated warehouse operations. This action resulted in the closing of two leased warehouses, the reduction of the warehouse workforce, and reduction in other operating costs through enhanced efficiency. In addition, domestic production of trampolines is in the process of being scaled down and relocated to corporate headquarters from Georgia. This action, in addition to the lower inventory levels, will allow the Company to further consolidate operations and reduce fixed overhead.

     The Company has plans to review all avenues of product sourcing in order to significantly reduce product costs, thereby improving gross margin. Management expects that such cost reductions will be attained during fiscal 1998, but the full annual effect will not be achieved until fiscal 1999.

DISCONTINUED OPERATION

     Management determined during the fourth quarter of fiscal 1996 that it would be in the best interest of the Company to dispose of its Sports Medicine and Safety Products business, known as Bollinger Healthcare (Healthcare). The Healthcare business had been unprofitable for the prior two years during which time sales had declined by 52%. The largest portion of this division was sold in September, 1996 with the remainder disposed of or abandoned in January 1997. The manufacturing facility in Lubbock ceased operation in November, 1996.

PRODUCTS AND MARKETS

     Fitness Accessory Products

     The Company manufactures and sells a complete line of more than 250 fitness accessory products, including barbells and dumbbells, aerobic steps and other aerobics products, trampolines, weightlifting belts and gloves, exercise mats, ankle and wrist weights, weightlifting bars, waist trimmers, compression shorts and walking accessories. Other fitness accessory products include weight sets, supports and support belts, handgrips and jump ropes. The majority of the Company's fitness accessory products retail for less than $20 but the trampolines retail for $200 to $275.

     In addition to the Bollinger Fitness(TM) trademark, the Company's fitness accessories are sold under various trademarks to promote consumer identification and coordinate affiliated products. Weightlifting products include StarLock(C), SlipLock(TM) and CamLock(C) weightlifting systems, Zoom Off(C) quick release weightlifting gloves, and BrightBells(C) dumbbells. Aerobics items include the Step by Step(TM), FlexStep and SoftStep(TM) low impact aerobic steps, RibMat(TM) exercise mats, TrimRider(TM) aerobic riders, and NBF(TM) and UltraBounce(TM) trampolines. Solar(TM) trimming products, Softone(C) wrist weights, and Exergrip(TM) strengthening putty are examples of other fitness accessory products available through Bollinger.

     In May 1994, as the result of an asset & business acquisition, the Company began selling NBF(TM) and Ultra Bounce(TM) trampolines through its established distribution channels for other fitness accessory products. In fiscal 1997, 1996 and 1995, trampoline sales accounted for approximately 40%, 26% and 13% respectively of the Company's total net sales.

     The Company markets its fitness accessories primarily to mass retailers. The Company broadly defines mass retailers to include discount chains, department stores, sporting goods retailers and sports superstores, warehouse clubs and direct response television. In 1997, 1996, and 1995, the Company served approximately 500 accounts, although the Company's ten largest fitness accessory products customers accounted for approximately 88%, 80%,and 77% of the Company's total net sales. In fiscal 1997 Wal-Mart accounted for 32.2% of gross sales and KMart accounted for 35.7% of gross sales. Examples of discount chain customers include Wal-Mart, KMart and Target. Sears is a representative department store customer. The mass retailer category also encompasses catalog customers like J.C. Penney and catalog showroom customers such as Service Merchandise. Sporting goods retailers and sports superstore customers include chains like Oshman's Sporting Goods, H. Modell & Company, The Sports Authority, and The Academy. QVC is a shop at home cable television network that provided a direct response television outlet for Bollinger. Wal-Mart, KMart, J.C. Penney and Oshman's have been customers of the Company for approximately 20 years. The loss of one or more of the Company's major customers could have a material adverse impact on the Company.

     Quality is an important element of the Company's merchandising strategy. To convey the image of quality to the consumer, the Company uses a merchandising approach that emphasizes quality through easily recognizable packaging and graphics. The Company's packaging style is uniform, with bright, coordinating colors. This has enabled it to increase the in-store merchandising impact of its products and awareness of the Bollinger brand name.

     Bollinger believes it pioneered program marketing of fitness accessories. This approach allows the presentation and sales of the products as an integrated line rather than as stand alone items. The Company offers program management services to help retail customers maximize results from the presentation, merchandising and sale of its products. Program management assistance includes helping plan product mix, helping merchandise the product, and responsive inventory management. Through the use of distinctive marketing presentations, and its computerized Plan-O-Gram system, Bollinger is able to customize an in-store merchandising display for a customer, and quickly illustrate how the optimum selection of fitness accessory products would fit into a given amount of shelf space. Bollinger's ability to provide these program management services is enhanced by the size and diversity of its extended product line.
The Company continually analyzes and validates its recommendations with product tracking and store level research.

MANUFACTURING AND PRODUCT SOURCING

     During fiscal 1997, domestic production of fitness accessory items has been reviewed with the objective of becoming the low cost provider to the customer and at the same time recovering the gross margin erosion the Company has experienced in the last two years. The Company will seek and obtain the lowest cost product available, while maintaining high quality standards. These savings will enable the Company to remain competitive in the market place and will provide additional gross margin for operations. The Company is currently evaluating the cost effectiveness of continuing to manufacture certain of its product lines. Approximately 49%, 50%, and 55% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively, were derived from the sale of U.S.-made products, the majority of which were manufactured by Bollinger.

     Many of the Company's fitness accessory products are currently manufactured in a cut-and-sew operation in the Company's Grand Prairie, Texas, facility. The Company currently manufactures many of its NBFTM trampolines at its facility in Americus, Georgia.

     The remainder of Bollinger's sales of fitness accessory products, including barbells, dumbbells, weightlifting bars and weightlifting gloves and trampolines, are attributable to products imported from China, Taiwan, and Pakistan. The Company's imported products are packaged in custom packaging designed by the Company. Depending on the particular product, the packaging materials may be printed overseas and packaging is part of the foreign manufacturing process. Bollinger's custom packaging differentiate its products from its competitors.

SALES

     The Company utilizes both a network of independent sales representatives, and in-house sales management personnel. In-house management is responsible for overseeing the independent representatives and for direct sales to major customers. The independent sales representatives work on a commission only basis, and specialize in the sale of sporting goods products to mass retailers. These independent sales representatives market a variety of sporting goods, and therefore generally have strong relationships with the trade customers.
The Company's in house sales management staff, and these independent representatives, coordinate with Bollinger's marketing department to produce a unified marketing and sales effort.

     Bollinger's executive officers directly manage the accounts of the largest customers and focus on the development of new customers. Two sales managers are assigned primary responsibility for all other customers and the management of the independent sales representative firms. These sales managers also have responsibilities in new customer development. During this past year, Bollinger has consolidated its sales representation, and brought responsibility for more accounts in house. The Company believes this will give it greater flexibility in handling accounts, and improve net margins in some instances.

     In a growing global economy, the Company is increasing its emphasis on the development of international sales. Through its separate International Division, it works to identify countries with significant population densities that fit the demographic profile for fitness accessory sales, and to implement programs which allow the Company to take advantage of its sourcing flexibility, its merchandising expertise, and the depth of its product line to move into those markets. It uses a variety of distributorship and trading partner arrangements to allow it access to these markets. Currently, the Company's products are sold in 40 nations and export sales in fiscal 1997 were approximately $2.8 million.

PRODUCT DEVELOPMENT

     The Company's product development effort continuously focuses on creating, obtaining and developing new and innovative products and product ideas.
Similar effort is given to regular reevaluation of existing products and how they may be repositioned to enhance the Company's competitive position in the marketplace. Bollinger also frequently examines many unsolicited product ideas, but generally does not make any advance commitments to purchase or license a new product submission. New products and product ideas may come from individual inventors, small companies that do not have sufficient manufacturing capability or the relationships with mass retailers needed to market a new product or consumers who submit new ideas based on personal experience. Once the Company has identified a product, it will determine appropriate sourcing for the product to attempt to ensure both quality manufacture and low costs. The Company's product lines currently include more than 250 fitness accessory products, including several trampoline items.

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

     The Company believes its principal competitors are large fitness equipment manufacturers, which also sell fitness accessory products, and smaller importers, which offer a more limited assortment of products than Bollinger or the larger competitors. There are relatively few barriers to entry in the fitness accessory products market.

     The Company believes that one of the largest fitness and exercise equipment manufacturers is Icon Health & Fitness, Inc. ("Icon"), which markets products under the brand names of Weslo, Jumpking, Healthrider, Weider and ProForm. Icon offers, among many other items, a line of packaged fitness accessory products similar to Bollinger's fitness accessory products and backyard trampolines. Although the Company believes that the majority of Icon's sales come from treadmills, exercise machines, and weight benches, Icon competes directly with Bollinger for sales of a large number of handheld fitness accessories and trampoline products. The Company believes that Icon has larger net sales than the Company.

     RDM Inc., formerly the Roadmaster Company, is another of the largest fitness equipment and trampoline manufacturers. The Company believes that RDM Inc. has larger net sales than the Company.

PATENTS AND TRADEMARKS

     The Company has rights to a number of patented inventions, trademarks and trade names used in connection with the sale and marketing of its products. The company does not believe it infringes any patent, trademark or trade name rights.

     The Company currently holds and protects the rights to a number of U.S. patents and additionally has a number of exclusive and nonexclusive licenses under various other U.S. patents. It does not hold any foreign patents. Bollinger does not view any single patent as critical to its business and none of the patents or trademarks expire (without a renewal option) in the next five years except for the exclusive rights to the name and likeness of Nolan Ryan, in connection with his endorsement of Bollinger products, which expire in May, 1997.

     Bollinger owns a number of trademarks and has licensed the use of additional trademarks in the U.S. The Company intends to protect them to the fullest extent practicable. Bollinger has registered its trademark in a number of foreign countries.

EMPLOYEES

     As of March 31, 1997, the Company employed approximately 350 persons on a full-time basis, of which approximately 290 employees were engaged in receiving, manufacturing, warehousing, and shipping activities. Approximately 60 employees were engaged in sales, customer service, accounting, MIS, and other administrative functions. In addition, the Company, from time to time, uses part-time workers and/or contract labor. None of the Company's employees are represented by a union. The Company believes relations with its employees are good.

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

ITEM 2.   PROPERTIES.

     The Company leases approximately 402,000 square feet in Grand Prairie, Texas, which is currently used as the Corporate offices and houses its accounting and sales effort as well as serving as the main manufacturing, warehousing, and shipping facility. One lease for approximately 102,000 square feet expires June 30, 1999, and has a renewal option for an additional four years. The other lease for approximately 300,000 square feet expires May 1, 2004, and contains a renewal option to extend the lease an additional three years.

     The Company also manufactures, warehouses, and ships trampolines out of a facility in Americus, Georgia, which contains approximately 60,000 square feet. The lease for this location expires on December 20, 2005, at which time the Company is obligated to purchase the facility for a nominal amount.

     The Company owns a facility in Irving, Texas, which contains approximately 43,000 square feet. This facility, which held the Company's corporate offices, has been placed on the market for sale.

     The Company intends to consolidate all operations to the Grand Prairie facility and to reduce the Company's space requirements to allow relinquishing or sub-leasing a significant portion of this location.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company, Glenn D. Bollinger (Chairman & CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John
L. Maguire (Director), William Blair & Company, Rauscher Pierce Refnes, Inc. (former underwriters of initial public offering), and Grant Thornton, L.L.P. (former independent accountants), are defendants (the "Suntrust Defendants") in a suit brought in the District Courts, Dallas County, Texas, by shareholder Suntrust Bank Atlanta, as trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. In addition, the Company, Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael
J. Beck, are defendants (the "STI Defendants"), in a lawsuit brought in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. The lawsuits purport to be class actions and allege certain misrepresentations and fraudulent actions by the Suntrust and STI Defendants. Both lawsuits seek damages, exemplary damages, interest, costs, and expenses. Management of the Company does not believe either lawsuit has merit. However, if the plaintiffs should prevail in either lawsuit, it could have a material adverse effect on the Company.

     The Company has been contacted by the Department of Labor (DOL) in regard to certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are held in the Company's 401(K) plan which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any other of the Company's employee benefit plans.

     On September 24, 1996, the United States Securities and Exchange Commission filed a Civil Injunctive Action in the United States Court for the District of Columbia naming Bollinger Industries, Inc., Glenn Bollinger and Ronald Bollinger, Cause No. 96-2257. The Company consented to the entry of an order of permanent injunction which directs the Company to comply with the Securities and Exchange Act of 1934 in the future in the conduct of its business. Glenn Bollinger and Ronald Bollinger also consented to the entry of orders of permanent injunction which enjoins them from future violations of the provisions of the Securities Exchange Act of 1934. and in addition, Glenn Bollinger agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also agreed to a bar from holding office as an officer or director of a publicly-held company.

     The Company filed a lawsuit against Denise Austin on December 2, 1996 in the 162nd District Court of Dallas County, Texas and was subsequently removed to the United States District Court for the Northern

District of Texas, Dallas Division Case Number 3-97-CV-0246-G on February 6, 1997. Subsequently a suit was filed on December 30, 1996, by Denise Austin in the United States District Court, Eastern District of Virginia. The suit was filed for payment of royalties alleged to be due of approximately $655,000. The Company has filed counter claims in excess of such amount.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on November 7, 1996. During this meeting, five directors, which constitutes the entire Board of Directors, were elected to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. The following individuals were elected:


                            VOTING SUMMARY
                    -------------------------------
       NAME            FOR     WITHHELD  NOT VOTING
------------------  ---------  --------  ----------
Glenn D. Bollinger  3,737,336   66,834    196,040
Bobby D. Bollinger  3,736,736   67,434    196,040
John L. Maguire     3,738,536   65,634    196,040
Stephen L. Parr     3,738,536   65,634    196,040
Richard J. Tucker   3,738,536   65,634    196,040

King Griffin & Adamson P.C. were appointed as the Company's auditors for fiscal 1997.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company completed its initial offering during November 1993 at a price of $12.50 per share. The Common Stock was quoted on the NASDAQ National Market
under the trading symbol "BOLL."   However, due to delinquency in filing
certain reports with the Securities and Exchange Commission, and other matters, the NASDAQ "delisted" the Company's common stock during August 1995. The Company's common stock is currently traded over-the-counter. The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the Common Stock as reported by NASDAQ for the period April 1, 1995 through August 16, 1995 and a market maker of the Company's common stock or the over-the-counter Bulletin Board for the period from August 17, 1995 through March 31, 1997.



                                      PRICE RANGE
                           ---------------------------------
                             FISCAL 1997      FISCAL 1996
                           ---------------  ----------------
                            HIGH     LOW     HIGH      LOW
                           ------  -------  -------  -------
First Quarter............  $3.00    $1.25    $9.00    $1.87
Second Quarter...........   2.37     1.31     4.25     3.00
Third Quarter............   1.69      .56     4.00     2.31
Fourth Quarter...........   1.00      .56     4.00     2.00

     On June 16, 1997, the closing sale price of the Common Stock as reported by the over-the-counter Bulletin Board was $.9375 per share. As of June 16, 1997, there were approximately 54 holders of record of the Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception. The Company's board of directors does not anticipate payment of any cash dividends by the Company in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected historical financial data presented below is derived from the consolidated financial statements of the Company. The consolidated financial data of the Company for the years ended March 31, 1993 and 1994, is derived from the historical consolidated financial statements of the Company, which have been audited by Grant Thornton, L.L.P., independent certified public accountants. (The Company's historical consolidated financial statements for the years ended March 31, 1993, and 1994 are not included in this Report.) The consolidated financial data for the years ended March 31, 1995, 1996 and 1997, are derived from the historical consolidated financial statements of the Company, which have been audited by King Griffin & Adamson P.C (successor to King Burns & Company P.C.). The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's consolidated financial statements and related notes included elsewhere in this Report.

                                                                               FISCAL YEAR ENDED MARCH 31,
                                                           ------------------------------------------------------------------
                                                            1997           1996           1995           1994           1993
                                                           -------        -------        -------        -------       -------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS (3)
Net Sales.............................................     $82,599        $80,300        $67,894        $38,746       $27,586
Cost of goods sold....................................      69,723         62,197         50,546         26,982        20,060
                                                           -------        -------        -------        -------       -------
    Gross profit......................................      12,876         18,103         17,348         11,764         7,526

Selling expenses......................................       6,879          7,877          6,862          4,070         2,282
Distribution, general and administrative expenses.....      11,506         12,115          8,422          4,224         3,331
Restructuring of operations...........................           -          3,960              -              -             -
                                                           -------        -------        -------        -------       -------
                                                            18,385         23,952         15,284          8,294         5,613
                                                           -------        -------        -------        -------       -------
    Operating profit (loss)...........................      (5,509)        (5,849)         2,064          3,470         1,913
Other expense (income)
  Interest expense....................................       2,552          2,252          1,167            667           320
  Other...............................................         (50)          (105)           (47)           (65)          (47)
                                                           -------        -------        -------        -------       -------
                                                             2,502          2,147          1,120            602           273
                                                           -------        -------        -------        -------       -------
  Earnings (loss) from continuing operations
      before income tax expense (benefit).............      (8,011)        (7,996)          944           2,868         1,640

Income tax expense (benefit)..........................         (92)        (1,135)           350          1,042           685
                                                           -------        -------        -------        -------       -------
  Earnings (loss) from continuing operations (1)......      (7,919)        (6,861)           594          1,826           955

Discontinued operations...............................
  Earnings (loss) from operations net of income
      tax benefit.....................................           -           (592)          (525)           550           235
  Gain (loss) on disposal, net of income tax
      benefit including a $1,199,118 and $325,380
      provision for operating losses during phase
      out period in 1996 and 1994.....................         478           (770)             -           (573)            -
                                                           -------        -------        -------        -------       -------
Earnings (loss) from discontinued operations(2).......         478         (1,362)          (525)           (23)          235
                                                           -------        -------        -------        -------       -------
Net earnings (loss)...................................     $(7,441)       $(8,223)       $    69        $ 1,803       $ 1,190
                                                           =======        =======        =======        =======       =======
Per share data:
  Earnings (loss) from continuing operations..........     $ (2.04)       $ (1.85)       $  0.15        $  0.59       $  0.36
                                                           =======        =======        =======        =======       =======

  Net earnings (loss).................................     $ (1.86)       $ (2.22)       $  0.02        $  0.59       $  0.45
                                                           =======        =======        =======        =======       =======
Weighted average common and common equivalent
  shares outstanding..................................       4,000          3,710          3,967          3,079         2,650
                                                           =======        =======        =======        =======       =======

                                                   MARCH 31,
                            -------------------------------------------------------
                              1997        1996        1995        1994        1993
                            -------     -------     -------     -------     -------
BALANCE SHEET DATA
Working capital........     $15,994     $ 8,322     $15,725     $18,038     $ 3,484
Total assets...........      38,389      58,381      55,422      27,632      20,663
Total long term debt...      15,642         577         223         500         690
Total debt.............      18,483      23,260      26,810       4,977       9,701
Stockholders' equity...       5,021      12,463      20,467      19,398       4,369

(1) The Company sold substantially all of the assets of its C. G. Products subsidiary effective September 13, 1993. The Company sold substantially all of the assets of the Healthcare Division during September 1996. Earnings from continuing operations does not reflect the results of operations for C. G. Products and the Healthcare Division. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C of "Notes to Consolidated Financial Statements."
(2) Represents results of discontinued operations of C. G. Products and the Healthcare Division. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C of "Notes to Consolidated Financial Statements."
(3) The Statements of Operations for fiscal 1995, 1994, and 1993 have been reclassified to reflect the discontinuance of the Healthcare operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Report.

GENERAL

     Bollinger Industries, Inc. designs, manufactures, imports, and distributes a variety of fitness equipment and accessories.

     During the fourth quarter of fiscal 1996, management undertook a comprehensive review of the Company's marketing strategy, profitability and liquidity. This strategy necessitated a three point plan (refer to Form 10-K for fiscal 1996).

     The components of the plan comprised: providing a restructuring charge to cover disposal of certain inventory and phase out of certain celebrity endorsed products: disposal of the Company's Sports Medicine and Safety Products business ("Healthcare Division"), and revision of certain operating policies and procedures.

RESTRUCTURING OF OPERATIONS

     The significant elements of the Restructuring Plan were to substantially reduce inventory levels, which had been excessive in prior years, and to de-emphasize celebrity endorsed products. The Company expected to reduce interest costs, generate much needed capital, reduce warehousing and related costs, reduce royalty expense, improve gross profit, and increase net earnings per share.

     Inventory levels have decreased substantially from $30.1 million in 1996 to $16.2 million in 1997 and inventory originally targeted for expedient disposal has been reduced from approximately $12.0 million in 1996 to approximately $4.0 million in 1997. This reduction in inventory has allowed the Company to consolidate operations, relocate its Corporate Offices, and reduce both short term and long term debt.

     The Company did not experience the improved gross profit and related increase in net earnings per share from this restructuring due to a decline in the overall sales level of fitness accessory products and to a change in product mix from higher margined light equipment items to lower margined backyard trampolines.


DISCONTINUED OPERATIONS-HEALTHCARE DIVISION

     Management of the Company determined in January of fiscal 1996 that it would be in the best interest of the Company to dispose of its Sports Medicine and Safety Products business, known as Bollinger Healthcare. The largest portion of this division was sold in September, 1996 with the remainder disposed of or abandoned in January 1997. The Company recorded a one time gain in relation to this sale of $477,000 net of income tax expense of $246,000.

PROFITABILITY

     The Company has experienced several areas of improvement, due to the implementation of the Restructuring Plan, but there are many areas that need to be addressed in fiscal 1998 for the Company to return to profitability.

     NET SALES: The Company has suffered with Customer returns and allowances over the last 2 1/2 years but is beginning to see an improvement in the number and dollar amount of these returns and deductions. The controls surrounding the prompt handling of returns has been improved and the response time and tracking of these returns and related deductions has improved substantially. Customer deductions from payments improved approximately $3.0 million dollars from fiscal 1996 to 1997 but the Company believes even more progress can be made in this area, the effect of which is a higher net sales dollar and improved gross margin.

     COST OF SALES: During the year, as inventory was sold and warehouses consolidated, the Company saw improvements in the fixed costs associated with warehousing and storing goods, but these improvements were not enough to counteract the deteriorating margins due to freight demurrage charges, scrapping of many of the returns from previous periods that were not cost effective to repair, and the cost of contract labor to handle the start up of trampoline production in the Grand Prairie facility.

     The Company is currently in the process of examining the need to maintain domestic production of several line items. Due to the highly competitive nature of the overseas market it has become cost advantageous to source more items from overseas. Additionally, there are potential savings to be negotiated with steamship lines, freight forwarders and U.S. Customs as well as major reductions in product costs previously referred to Part I, Item 1, of this form 10-K.

     GROSS MARGIN: The Company experienced a down turn in sales of the Fitness Accessory line (excluding trampolines) in fiscal 1997, primarily due to the ebbing popularity of the light equipment items such as Trimriders(TM) and Powerriders(TM), many of which were celebrity endorsed. These items traditionally carried a higher margin than the majority of the Fitness Accessory line because they were sold through the televised shopping clubs. Additionally, $5.0 million dollars of sales on the targeted inventory were at a 9% gross margin, causing an overall erosion of margin of one half of a percentage point for the year. Historically there has been an 11% deferential between the gross margin on Fitness items and trampolines. The Company experienced a sales shift of $12.8 million from accessories to trampolines. This had a negative gross margin effect, on a consolidated basis, of two percentage points for the year.

     The Company believes that sourcing their products from the lowest cost, high quality provider, in addition to strengthening the controls and response time surrounding customer deductions, will enable it to substantially improve gross margins in fiscal 1998.

     WAREHOUSING EXPENSES: The Company plans to continue to consolidate warehouse facilities in fiscal 1998 thereby lowering fixed costs. The Company is also exploring the use of freight expediters on the west coast to receive the product from the orient, unload and inspect it, and repack it for shipment to the customer. Using the west coast facilities, as opposed to the Grand Prairie operation, should save additional manpower and freight. Other improvements include establishing more rigid quality standards for our imported products to pass back to the supplier the cost of repackaging items with incorrect or faulty labeling, resorting items grouped by the wrong size or color, etc. The Company has, in the past, absorbed these costs as part of its operating expenses.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, General and Administrative expenses have continued to decline as Company management is constantly challenged to find innovative ways to produce results with limited funds. Staffing levels are monitored closely and expenses continue to be scrutinized.

     FINANCING: The Company experienced an increase in the cost of financing from fiscal 1996 to 1997 of $300,000 primarily due to higher interest paid in the first two quarters.

ACQUISITIONS

     Effective May 24, 1994, the Company, through a newly formed and wholly owned subsidiary, NBF, Inc., a Georgia Corporation, acquired substantially all the assets, liabilities and business of NBF, Inc., a Florida Corporation, in exchange for 138,000 shares of the Company's restricted Common Stock. The purchase price was approximately $2.8 million, including the assumption of certain liabilities. Additionally, the Company acquired from an individual all of the intellectual property rights to the products manufactured by NBF, Inc., a Florida Corporation, for $150,000 in cash. NBF, Inc. is a manufacturer of trampolines and other outdoor playground equipment. The acquisition was accounted for as a purchase and accordingly, results of operations have been included in the Consolidated Statement of Earnings since the acquisition date.

SALE OF ASSETS

     In September of 1996, the Company sold substantially all of the assets of its Healthcare Division. The Healthcare division supplied sports medicine and safety products to the medical markets. The Company realized a net gain from the sale of this division of $477,000 net of income tax expense of $246,000. The results of operations of the Healthcare Division are reflected in the Company's consolidated financial statements as discontinued operations.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated, certain items derived from the Company's consolidated statements of operations expressed as a percentage of net sales. The trends in sales or earnings illustrated in the following table may not be indicative of future results.


                                                                  PERCENTAGE INCREASE
                                   PERCENTAGE OF NET SALES            (DECREASE)
                                ------------------------------  ------------------------
                                 FISCAL YEAR ENDED MARCH 31,      FISCAL       FISCAL
                                                                   1997         1996
                                                                      OVER FISCAL
                                  1997       1996       1995        1996         1995
                                --------   --------   --------  -----------  -----------
Net sales......................   100.0      100.0      100.0        3           18
Cost of goods sold.............    84.4       77.5       74.4       12           23
                                -------    -------    -------
  Gross profit.................    15.6       22.5       25.6      (29)          (4)

Selling expenses...............     8.4        9.8       10.1      (13)         (15)
Distribution, general and
  administrative expenses......    13.9       15.1       12.4       (5)          44
Restructuring of operations....     0.0        4.9        0.0      (100)          0
                                -------    -------    -------
                                   22.3       29.8       22.5      (23)          57
                                -------    -------    -------
  Operating profit (loss)......    (6.7)      (7.3)       3.0       (6)         (383)

Interest expense...............     3.1        2.8        1.7       13           93
Other expense (income) - net...    (0.1)      (0.1)      (0.1)     (52)         (78)
                                -------    -------    -------
                                    3.0        2.7        1.6       16           92
Earnings (loss) from
  continuing operations
  before income taxes..........    (9.7)     (10.0)       1.4        0          (947)

Income tax expense (benefit)...     0.0       (1.4)        .5       114         (424)
                                -------    -------    -------
  Earnings (loss) from
  continuing operations........    (9.7)      (8.5)        .9      (19)        (1,255)
                                =======    =======    =======

(1) The percentages for 1995 have been recalculated to reflect the discontinuance of the Healthcare Division. See Management's Discussion of Financial Condition and Results of Operations and Note C to "Notes to Consolidated Financial Statements."


FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

     The Company's fitness accessory products (Fitness Accessory Products) consist of two major product categories - trampoline products (Trampoline Products) and other fitness accessory products (Other Fitness Accessory Products).

     Net sales of Fitness Accessory Products in fiscal 1997 increased by approximately $2.3 million from fiscal 1996, an increase of 2.9%.
Approximately $12.8 million of this growth is attributable to net sales of Trampoline Products which increased 62.2%. The reduction of approximately $10.5 million is attributable to net sales of Other Fitness Accessory products, which decreased 17.6%. The Company introduced Trampoline Products to its Fitness Accessory Product line during May 1994. Since that time net sales of Trampoline Products has increased rapidly due to placement of trampolines at several of the Company's high volume mass merchant customers. The Company expects net sales of Trampoline Products will continue to grow at a high rate. However, it is unlikely that the prior year percentage increase in net sales can be maintained. The decrease in net sales of Other Fitness Accessory Products resulted from a continuing trend of a slow down of purchases of the Company's light equipment items.

     In fiscal 1995 and 1996 the Company had experienced a high rate of product returns and customer chargebacks. The Company's method for recording and analyzing chargebacks, including returned merchandise deductions, has improved substantially over the last 2 1/2 years. The Company has developed internal procedures for receiving and reworking product returns as they arrive in the warehouse, increased the number and talent of the accounts receivable staff, and included a full review of customer deductions and payment practices in the management review process.

     Returns and deductions from customers was reduced in fiscal 1997 from a high of approximately 11% of sales in the first quarter to approximately 6% by year end.

     Gross profit for Fitness Accessory Products in fiscal 1997 decreased by approximately $5.2 million over fiscal 1996, and decreased as a percentage of net sales from 22.5% in 1996 to 15.6% in fiscal 1997. This is due, in part, to trampoline products earning a lower gross margin than other Fitness Products and comprising a higher proportion of sales in 1997. Gross margins of the other Fitness Accessory Products were lower in 1997 than 1996 due primarily to the sales of $5 million of targeted inventory at a gross margin of 9% and the loss of the light equipment sales which carry higher gross margin percentage that other fitness accessories. Management expects the impact of selling targeted inventory will be less in fiscal 1998.

     Selling expenses for Fitness Accessory Products in fiscal 1997 decreased by approximately $1.0 million compared to fiscal 1996 and decreased as a percentage of net sales of Fitness Accessory Products from 9.8% in fiscal 1996 to 8.3% in fiscal 1997. The dollar decrease and percentage decrease in selling expenses is attributed to the decrease in celebrity commissions, sales commissions and royalties, as a result of discontinuing celebrity endorsements, which will continue in fiscal 1998.

     Distribution, general and administrative expenses for Fitness Accessory Products decreased by $600,000 compared to fiscal 1996 and decreased as a percentage of net sales of Fitness Accessory Products from 15.1% in fiscal 1996 to 13.9% in fiscal 1997. The decrease in distribution, general and administrative expenses in dollars is attributed to the reduction of excess warehouse rent and labor costs. In addition, distribution, general and administrative expenses were lower than previous year due to a decrease in the use of temporary employees in the office, and better cost controls.

     Operating loss from continuing operations in fiscal 1997 as compared to fiscal 1996 decreased by $300,000. As a percentage of net sales, operating losses decreased from a 7.3% operating loss in 1996 to a 6.7% operating loss in fiscal 1997.

     Interest expense for continuing operations in fiscal 1997 increased approximately $300,000 from fiscal 1996 primarily due to fees associated with obtaining alternative financing. The average loan balance was lower in fiscal 1997 due to substantially lower inventory levels and decreases in accounts payable. Interest rates improved from 11.75% to 10.0% in fiscal 1997.

FISCAL YEAR ENDED MARCH 31 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31,1995

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

     In particular, the fourth quarter of fiscal 1996 was impacted by significant temporary storage charges associated with in-transit inventory, legal expenses, and insurance costs associated with product liability.

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

SEASONALITY; QUARTERLY RESULTS

     In the past, the Company's net sales and earnings have been higher in the last six months of the fiscal year compared to the first six months of the fiscal year. This trend has been mitigated by the seasonality of trampoline sales which tend to be higher in the spring and Christmas selling seasons. Net earnings for the Company will generally rise and fall with sales volume although not directly in proportion to the change in net sales due to certain of the Company's expenses being relatively fixed while others are variable.
The

Company's quarterly operating results may also vary depending on such other factors as the timing of significant customer orders, the mix of products sold, and the efficiency of operations.

     The following table sets forth selected quarterly unaudited information for the 1997, 1996, and 1995 fiscal years. In the opinion of the Company, such information reflects all adjustments, consisting only of normal recurring adjustments necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of the results for any future period.


                                                       THREE MONTHS ENDED
                                        FISCAL 1997                                FISCAL 1996
                       ----------------------------------------  -----------------------------------------
                        JUNE 30,  SEPT. 29,  DEC. 29,  MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,  MAR. 31,
                          1996      1996       1996      1997       1995       1995       1995      1996
                       ---------  ---------  --------  --------  ----------  ---------  --------  --------
Net Sales.............  $22,434    $19,093   $24,609   $16,463     $12,762    $21,489    $31,648   $14,401

Operating Profit
  (loss)..............     (124)      (440)   (1,300)   (3,645)       (748)     1,434      1,683    (8,218)
Earnings (loss)
  from continuing
  operations..........     (765)    (1,074)   (2,017)   (4,308)       (703)       694        701    (7,553)
Earnings (loss) per
  share from
  continuing
  operations..........    (0.19)     (0.27)    (0.50)    (1.08)      (0.19)      0.18       0.18     (2.03)

                                         FISCAL 1995
                       -----------------------------------------
                        JUNE 30,   SEPT. 30,  DEC. 31,  MAR. 31,
                          1994       1994       1994      1995
                       ----------  ---------  --------  --------
Net Sales.............   $12,760    $16,245   $23,256   $15,633
Operating Profit
  (loss)..............       953        898     1,569    (1,355)
Earnings (loss)
  from continuing
  operations..........       572        465       744    (1,187)
Earnings (loss) per
  share from
  continuing
  operations..........      0.15       0.12      0.19     (0.32)


     The above table for Fiscal 1995 has been reclassified to retroactively recognize the discontinued Healthcare Division.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of financing in the past several years have been short-term borrowings from banks, asset based lenders and an IPO. The Company's cash flow from operations was approximately $5.0 million for fiscal 1997 and approximately $4.0 million in fiscal 1996. The improvement in cash flow from operations is due primarily to the sell down of inventory, the collection of an income tax refund and the collection of receivables offset by a decrease in trade payables and continuing losses.

     In fiscal 1997 the Company successfully secured a revolving credit facility with a financial institution providing a maximum line of credit of $25.0 million, subject to certain borrowing base requirements and covenants. As of March 31, 1997 the outstanding balance was $15.5 million. This facility matures August 16, 2000. As of March 31, 1997 the Company was in default or out of compliance with certain of the covenants or other provisions of the Credit Line. The financial institution has agreed to forebear exercising any of its rights and remedies regarding these defaults or non compliance items through year end and has restated the financial covenants for the periods covering fiscal 1998, 1999, and beyond. The Company is currently in compliance with the new terms and covenants.

     The outstanding balance under the Credit Line is collateralized by substantially all of the Company's assets including accounts receivable, inventory and real estate. The Company also has a note payable to a bank of $1.7 million which is collateralized by a building in Irving, Texas.

     From April 1, 1996 to August 16, 1996 the outstanding balances under the previous credit facility bore interest at the bank's prime interest plus 3% or approximately 11.75%. The new credit facility, as acquired August 16, 1996, bore interest at the rate of 10.00% through March 26, 1997, at which time it increased to 10.25%.

     The Company expects to be able to raise funds from operations, the additional sell down of inventory and the collection of accounts receivable. Improved liquidity is crucial to the future success and growth of the Company. There is no guarantee the Company will be successful in raising adequate funds from any of these sources and the failure to raise adequate funds from any of these sources and failure to raise adequate alternative and additional funds will have a materially adverse effect on the Company.

     Capital expenditures during fiscal 1997 were approximately $621,000. The Company has budgeted approximately $250,000 for capital expenditures for fiscal 1998.

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements". Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Annual Report, including without limitation under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and include the Company's ability to reverse the erosion of gross margin efficiencies, to reduce general and administrative expenses, including those associated with litigation, and to achieve profitability. Actual results may differ materially from any future results expressed or implied by such forward looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.


ONGOING OPERATIONAL LOSSES AND LIQUIDITY

     The changes mentioned here and elsewhere in this report were implemented in late fiscal 1997 and the other additional improvements are continuing to be implemented in fiscal 1998. Management believes that based on fully implementing these plans in fiscal 1998, and realizing the benefit of these improvements in fiscal 1998 and 1999, the Company's operating losses will be reversed and its liquidity improved.

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

     The Company is involved in several other legal issues, particularly with Denise Austin, a former celebrity endorsement representative, that may be difficult to resolve and may continue to absorb Company management time and resources.

     PRODUCTS AND MARKETS

     The Company believes there will continue to be a strong market for its products and product lines but a substantial change in consumer preference away from a particular product, particularly trampolines, could seriously effect the Company's ability to produce sales at the same level as is currently enjoyed.

     The Company's customer base is highly concentrated with a few key mass merchandisers. Insolvency, or a slow down in payments or a change in buying habits, of any of these customers would have a material adverse impact on the Company.

     VENDOR PRICING

     The Company plans to continue to negotiate better prices from its vendors in fiscal 1998. The Company has had initial success and plans to explore all avenues of product sourcing. However, there are no guarantees that it will have additional success in this regard. Failure to negotiate lower prices would have a material adverse on the Company's future earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The consolidated financial statements and schedules of the Company as of March 31, 1997, and 1996, and for each of the years in the three-year period ended March 31, 1997, are included as part of this Report beginning on page F-1 hereof.

                                    PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           The directors and executive officers of the Company are as follows:



       NAME          AGE                         POSITION
-------------------  ---  ------------------------------------------------------
Glenn D. Bollinger   46   Chairman of the Board and Chief Executive Officer

Bobby D. Bollinger   44   Vice Chairman of the Board and President

Rose Turner          40   Senior Vice President - Finance, Chief Financial
                          Officer, Treasurer and Secretary

James A. Burgin      55   Executive Vice President - Sales

Jack P. Carrithers   49   Executive Vice President - Marketing

Dell K. Bollinger    70   Senior Vice President - Administration

David Barr           38   Executive Vice President - Product Acquisition

Floyd DePauw         46   Controller and Chief Accounting Officer

John L. Maguire      66   Director

Stephen L. Parr      43   Director

Richard J. Tucker    49   Director

     Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

     Glenn D. Bollinger is a co-founder of the Company and has served as Chairman of the Board and Chief Executive Officer since 1979. Mr. Bollinger is primarily responsible for the Company's overall operations, including inventory, manufacturing and warehousing.

     Bobby D. Bollinger is a co-founder of the Company and has served as Vice Chairman of the Board and President since 1979. Mr. Bollinger is primarily responsible for sales, marketing and product development. Mr. Bollinger is Glenn Bollinger's brother.

     Rose Turner became Senior Vice President - Finance, Chief Financial Officer, Treasurer and Secretary of the Company in January 1997 after joining the Company on a contract and full time basis starting in November 1995. Ms. Turner is a certified public accountant. Ms. Turner was most recently employed by Mission Foods, a Division of Gruma Corporation, a privately held company headquartered in Los Angeles, California. Mission Foods is a food manufacturing firm with operations throughout the United States. Ms. Turner served as Regional Controller, Southwest Region, for the past four years. She was employed by a variety of food manufacturing companies for approximately seventeen years in increasing roles of responsibility.

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

     David Barr became Vice President - Product Development in July 1994 and became Executive Vice President of New Products and Product Acquisition in August 1996. Prior to joining the Company Mr. Barr was President and Owner of New Zone Corporation, a privately held distributor of children's safety and related products. Prior to that employment Mr. Barr held various positions at Tandy Corporation, Fort Worth Texas, including Director of Marketing for Computer City.

     Floyd DePauw became Controller and Chief Accounting Officer in October 1996. Mr. DePauw is a certified public accountant. Before joining the Company, Mr. DePauw was most recently the controller of Taylor Publishing Company, a subsidiary of Insilco Corporation, a publicly owned company. He was employed by Taylor in a variety of accounting positions for approximately 16 years. Prior to Taylor, Mr. DePauw was employed by Zoecon Industries, Inc., a chemical manufacturer, for approximately five years.

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

     Richard J. Tucker was retained by the Company in July of 1995 as a consultant on certain financial and other matters, and shortly thereafter became a director. He is the Chairman and Chief Executive Officer of First Fidelity Acceptance Corp., a nationwide automobile finance company headquartered in Plano, Texas. Mr. Tucker has been employed by First Fidelity since 1992. Prior to First Fidelity, Mr. Tucker was President of two holding companies, EntreCap International, Inc. and International Asset Management Group, Inc.

     The Company's board of directors is currently composed of five directors, two of whom are not employees of the Company. However, one of the non-employee directors is currently retained as a consultant to the Company. All of the current directors serve until the next annual shareholder's meeting or until their successors have been duly elected and qualified. Certain of the directors and officers are defendents to lawsuits as discussed in part 1, item 3 of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid to the Company's chief executive officer and the Company's three other most highly compensated executive officers for services rendered in all capacities to the Company during fiscal 1997, 1996 and fiscal 1995.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                             OTHER ANNUAL                   ALL OTHER
         NAME AND                          SALARY   BONUS    COMPENSA-        OPTIONS        COMPENSA-
    PRINCIPAL POSITION              YEAR    ($)      ($)     TION ($)(1)        (#)          TION ($)
--------------------------          ----  --------  ------  --------------  -----------  -----------------
                                                            C>
Glenn D.  Bollinger.............    1997  $275,717    -           -             -               -
  Chairman of the Board and         1996   275,717
  Chief Executive Officer.......    1995   275,735    -           -             -               -

Bobby D.  Bollinger.............    1997   275,717    -           -             -               -
  Vice Chairman of the Board        1996   275,717
  and President.................    1995   275,735    -           -             -               -

James A. Burgin.................    1997   118,120   3,008        -             -               -
  Executive Vice President -        1996   118,024    -           -             -               -
  Sales.........................    1995    78,462  18,748        -           5,000             -

John T. Pryor...................    1997   109,723    -           -          25,000             -
  Former CFO -                      1996         -    -           -             -               -
  Senior Vice President.........    1995         -    -           -             -               -

--------------------
(1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits, however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive.

OPTIONS EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the named executives concerning exercise of options during fiscal 1997 and unexercised options held as of the end of fiscal 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                                                VALUE OF UNEXERCISED
                                                             NUMBER OF UNEXERCISED                 IN-THE MONEY
                                                                  OPTIONS AT                      OPTIONS AT FISCAL
                      SHARES                                  FISCAL YEAR-END (#)                  YEAR-END ($) (1)
                      ACQUIRED                           ------------------------------  ----------------------------------
                        ON                VALUE
     NAME           EXERCISE (#)       REALIZED ($)        EXERCISABLE    UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------  ------------------  ------------------  ---------------  -------------  -------------------  -------------
James A. Burgin          -                   -                8,500           6,500               -                 -

-----------------

(1) Based on the closing sale price of the common stock on March 31, 1997, of $.75 per share as reported by the over-the-counter Bulletin Board and a weighted average exercise price per share of $10.30.

DIRECTOR'S COMPENSATION

     Each independent director receives a fee of $10,000 annually and is reimbursed for out-of-pocket expenses incurred in connection with attendance at board of directors and committee meetings. Each independent director was granted options to purchase 8,333 shares of Common Stock at the time he became a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the shares of Common Stock of the Company, as of June 16, 1997, by (i) each director, (ii) the Company's chief executive officer and two other most highly compensated executive officers in fiscal 1997, (iii) all officers and directors of the Company as a group, and (iv) each person deemed to beneficially own more than five percent of the outstanding shares of Common Stock. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to its or his shares.


                                               SHARES OWNED
                                           ---------------------
NAME                                        NUMBER    PERCENTAGE
----                                       ---------  ----------
Glenn D.  Bollinger (1)(2)                 1,885,563     47.1
Bobby D.  Bollinger (1)(3)                 1,885,563     47.1
James A. Burgin (4)                            8,500      *
John L.  Maguire (5)                          62,333         1.6
Richard J.  Tucker                             -          *
Stephen L. Parr                                2,500      *
All directors and executive officers as a
  group (11 persons) (6) (7) (8)           2,413,281     60.3

------------------
*    Less than 1% of the outstanding shares of Common Stock.
(1)  Business mailing address is 602 Fountain Parkway, Grand Prairie, Texas
     75050.
(2) Includes (i) 425,069 shares over which Glenn Bollinger has sole voting and investment control; (ii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power because he and his brother Bobby Bollinger each own 49.5% of the outstanding stock of the sole general partner; (iii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power because he and his brother Bobby Bollinger each own 49.5% of the outstanding stock of the sole general partner; and (iv) 588,494 shares held by the trustees of the Company's 401(K) Plan successor to the Company's Employee Stock Ownership Plan (the "401(K) Plan"), including Glenn Bollinger, and over which he has shared voting and investment power. Neither the inclusion of shares owned by Bob Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(K) Plan shares not allocated to Glenn Bollinger's 401(K) participant account is to be construed as an admission that he is the beneficial owner of such shares.
(3) Includes (i) 425,069 shares over which Bobby Bollinger has sole voting and investment control; (ii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power because he and his brother Glenn Bollinger each own 49.5% of the outstanding stock of the sole general partner; (iii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power because he and his brother Glenn Bollinger each own 49.5% of the outstanding stock of the sole general partner; and
     (iv) 588,494 shares held by the trustees of the 401(K) Plan, including Bobby Bollinger over which he has shared voting and investment power. Neither the inclusion of shares owned by Glenn Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(K) Plan shares not allocated to Bobby Bollinger's 401(K) participant account is to be construed as an admission that he is the beneficial owner of such shares.
(4) Includes options to purchase 8,500 shares of Common Stock that are currently exercisable or will be exercisable within sixty days.
(5) Includes options to purchase 54,999 shares of Common Stock that are currently exercisable or will be exercisable within sixty days. Does not include 1,000 shares of Common Stock held in trust for which the reporting person is the trustee and is a contingent beneficiary. The reporting person disclaims beneficial ownership of these shares.
(6) Includes options to purchase 86,499 shares of Common Stock that are currently exercisable or will be exercisable within sixty days.
(7)  Shares which are included beneficially under both Glenn and Bobby
     Bollinger are only included once in the group total.
(8) Includes 1,300 and 100 shares of Common Stock, respectively, beneficially owned by two executive officers of the Company, which are held by brokers as custodians for the officers' individual retirement accounts.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In April 1993, an independent sales representative of the Company, advanced $500,000 to the Company for working capital. The loan was evidenced by the Company's real estate lien note bearing interest at 10% per annum due March 31, 1996, and secured in part by a lien on the Company's Irving facility. In connection with this loan, the Company issued 34,405 shares of Common
Stock. In December 1993, Messrs. Glenn and Bobby Bollinger and Mrs. Dell Bollinger purchased the note and received an assignment of the real estate lien in consideration of payment of the outstanding principal balance of the note. On March 29, 1996, the Company paid each of Messrs. Glenn and Bobby Bollinger
$110,000 against the note.   The proceeds of the note payments were used by
Messrs. Glenn and Bobby Bollinger to exercise certain stock options granted in 1991. The Company extended the maturity of the $100,000 note to March 31, 1998 and remaining notes of $180,000 to August 16, 2000. In May 1996, a priority lien on the real estate was granted to a bank to secure the Company's credit facility.

     The Company believes that the terms of the above transaction were at least as favorable to the Company as those which could have been obtained in an arm's length transaction with an unaffiliated party.

     During July, 1995, the Company retained Mr. Richard Tucker as a consultant. Shortly after his retention, Mr. Tucker became a director of the Company. Pursuant to the consulting agreement, Mr. Tucker received $75,000 per year for 2 years, of which $75,000 was paid in fiscal 1997 and $56,250 was paid in fiscal 1996. The remaining $18,750 was paid in the first quarter of fiscal 1998.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:


1.   -    Consolidated financial statements to this Report are listed in the
          "Index to Consolidated Financial Statements and Schedules" at page
          F-1.

2.   -    Consolidated financial statement schedules to this Report are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1. All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

3.   -    Exhibits.

3.1  -    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement No. 33-69708)

3.2  -    By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration Statement No.  33-69708)

4.1  -    Form of certificate representing shares of the Company's Common Stock
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

10.24 - First Amendment to Loan Agreement dated as of June 22, 1994, between Bollinger Industries, L.P., the Registrant, Bollinger Holding Corp., NBF and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.5 to the Company's form 10-Q for the quarter ended June 30, 1994)

10.25 - Loan and Security Agreement dated September 9, 1994, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's form 10-Q for the quarter ended September 30, 1994)

10.26 - First Amendment to Loan and Security Agreement dated September 9, 1994, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.2 to the Company's form 10-Q for the quarter ended September 30, 1994)

10.27 - Second Amendment to Loan and Security Agreement dated December 8, 1994, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's form 10-Q for the quarter ended December 31, 1994)

10.28 - Lease Agreement dated November 16, 1994, between John Wilkerson, individually and Bollinger Industries (incorporated by reference to Exhibit 10.2 to the Company's form 10-Q for the quarter ended December 31, 1994)

10.29 - Modification and Ratification of Lease dated November 1, 1994, between Fountain Parkway, Ltd. and Bollinger Industries, L.P. (incorporated by reference to Exhibit 10.3 to the Company's form 10-Q for the quarter ended December 31, 1994)

10.30 - Third Amendment to Loan and Security Agreement dated March 3, 1995 between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended March 31, 1995)

10.31 - Fourth Amendment to Loan and Security Agreement dated May 15, 1995 between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended March 31, 1995)

10.32 - Modification and Ratification of Lease dated February 22, 1995, between Fountain Parkway, Ltd. and Bollinger Industries, L.P. (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended March 31, 1995)

10.33 - Fifth Amendment to Loan and Security Agreement dated September 9, 1995, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 1995)

10.34 - Sixth Amendment to Loan and Security Agreement dated December 29, 1995, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1995)

10.35 - Seventh Amendment to Loan and Security Agreement dated March 8, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.35 to the Company's Form 10K for the year ended March 31, 1996)

10.36 - Eighth Amendment to Loan and Security Agreement dated May 8, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.36 to the Company's
           Form 10K for the year ended March 31, 1996)

10.37 - Deed of Trust, Assignment, Security Agreement and Financing Statement dated May 8, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit
           10.37 to the Company's Form 10K for the year ended March 31, 1996)

10.38 - Ninth Amendment to Loan and Security Agreement dated May 17, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.38 to the Company's
           Form 10K for the year ended March 31, 1996)

10.39 - Amended and Restated Promissory Note dated March 29, 1996, between Bollinger Industries, L.P., and Glenn D. Bollinger (incorporated by reference to Exhibit 10.39 to the Company's Form 10K for the year ended March 31, 1996)

10.40 - Amended and Restated Promissory Note dated March 29, 1996, between Bollinger Industries, L.P., and Bobby D. Bollinger (incorporated by reference to Exhibit 10.40 to the Company's Form 10K for the year ended March 31, 1996)

10.41 - Amended and Restated Promissory Note dated March 29, 1996, between Bollinger Industries, L.P., and Dell Bollinger (incorporated by reference to Exhibit 10.41 to the Company's Form 10K for the year ended March 31, 1996)

10.42 - Second Amendment to standard industrial lease dated January 31, 1996, between National Life Insurance Company and Bollinger Industries, L.P., as assignee (incorporated by reference to Exhibit
           10.42 to the Company's Form 10K for the year ended March 31, 1996)

10.43 - U.S. Trademark License Agreement between International Apparel Marketing Corp. dba Nautilus Wear International and Bollinger Industries, Inc. dated May 1, 1995 (incorporated by reference to
           Exhibit 10.43 to the Company's Form 10K for the year ended March 31,
           1996)

10.44 - Amendment to U.S. Trademark License Agreement between International Apparel Marketing Corp. and Bollinger Industries, Inc. dated March 1, 1996 (incorporated by reference to Exhibit 10.44 to the Company's Form 10K for the year ended March 31, 1996)

10.45 - Intercreditor and Subordination Agreement dated May 8, 1996, between NationsBank of Texas, N.A. and Glenn D. Bollinger, Bobby D. Bollinger, and Dell Bollinger (incorporated by reference to Exhibit
           10.45 to the Company's Form 10K for the year ended March 31, 1996)

10.46 - Eleventh Amendment to Loan and Security Agreement dated July 8, 1996, between Bollinger Industries, LP, and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.46 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.47 - Loan and Security Agreement dated August 16, 1996 between Bollinger Industries, Inc., Bollinger Industries, LP and NBF, Inc. and Foothill Capital Corporation and related schedules. (incorporated by reference to Exhibit 10.47 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.48 - Collateral Assignment of Patents and Trademarks dated August 16, 1996 between Bollinger Industries, LP and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.48 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.49 - Subordination Agreement dated August 16, 1996 between Glenn D. Bollinger, Bobby D. Bollinger, Dell Bollinger and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.49 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.50 - Deed of Trust dated August 16, 1996 executed by Bollinger Industries, LP (incorporated by reference to Exhibit 10.50 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.51 - Asset Purchase Agreement dated August 29, 1996 between Bollinger Industries, LP, and Rehab Plus Therapeutic Products, Inc. (incorporated by reference to Exhibit 10.51 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.52 - Tenth Amendment to Loan and Security Agreement dated July 8,1996, between Bollinger Industries, LP, and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's form 10-Q for the quarter ended June 30, 1996)

10.53 - Asset Purchase Agreement dated August 29, 1996 between Bollinger Industries, LP, and Rehab Plus Therapeutic Products, Inc. (incorporated by reference to Exhibit 2.01 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.54 - Asset Purchase Agreement dated November 7, 1996, between Bollinger Industries, LP, and SST Acquisition Corporation (incorporated by reference to Exhibit 2.01 to the Company's form 10-Q for the quarter ended December 29, 1996)

10.55 - First Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, LP and NBF, Inc. and Foothill Capital Corporation.

10.56 - Second Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, LP and NBF, Inc. and Foothill Capital Corporation.

10.57 - Lease Agreement dated December 1, 1996 between Southwest Properties Group, Inc. and Bollinger Industries, LP

11.1  -    Statement re Computation of Per Share Data

21.1  -    List of the Company's subsidiaries (incorporated by reference to
           Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended March 31, 1995)

27.1   -    Financial Data Schedule


        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of June, 1997.

                                        BOLLINGER INDUSTRIES, INC.


                                        By: /S/ Glenn D. Bollinger
                                           ------------------------------------
                                            Glenn D.  Bollinger
                                            Chairman of the Board and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of July, 1996.


/S/ Glenn D. Bollinger  Chairman of the Board, President, and Chief
----------------------  Executive Officer (principal executive officer)
 Glenn D.  Bollinger

/S/ Bobby D. Bollinger  Vice Chairman of the Board and President
----------------------
 Bobby D.  Bollinger

   /S/ Rose Turner      Senior Vice President - Finance, Chief Financial
----------------------  Officer, Treasurer, and Secretary
     Rose Turner        (principal financial officer)


   /S/ Floyd DePauw     Controller and Chief Accounting Officer (principal
----------------------  accounting officer)
     Floyd DePauw

 /S/ John L. Maguire    Director
----------------------
   John L.  Maguire

 /S/ Stephen L. Parr    Director
----------------------
   Stephen L. Parr

/S/ Richard J. Tucker   Director
----------------------
  Richard J.  Tucker

                 BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page
Report of Independent Certified Public Accountants                          F-3

Consolidated Balance Sheets as of March 31, 1997 and 1996                   F-4

Consolidated Statements of Operations for each of the three
years ended March 31, 1997                                                  F-6

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years ended March 31, 1997                            F-7

Consolidated Statements of Cash Flows for each of the three
years ended March 31, 1997                                                  F-8

Notes to Consolidated Financial Statements                                  F-9

Report of Independent Certified Public Accountants on Schedule              F-24

Schedule II                                                                 F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Bollinger Industries, Inc. and Subsidiaries as of March 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bollinger Industries, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                      KING GRIFFIN & ADAMSON, PC

Dallas, Texas
June 16, 1997

                BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                   MARCH 31,

                    ASSETS                         1997             1996
                                                 -----------  ---------------
CURRENT ASSETS
  Cash                                           $     3,481     $    408,871
  Accounts receivable
    Trade, net of allowance for doubtful
      accounts of $844,312 and $457,829           16,804,959       18,344,827
    Other                                            177,208          229,735
  Income tax refund                                        -        2,307,235
  Inventories                                     16,201,780       30,112,934
  Current assets of discontinued
    operations - net                                       -        1,601,954
  Prepaid expenses                                   533,215          525,272
  Deferred income taxes                                    -           66,309
                                                 -----------  ---------------
      Total current assets                        33,720,643       53,597,137

PROPERTY, PLANT AND EQUIPMENT - NET                2,083,402        2,015,282

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS              -          161,999

OTHER ASSETS
  Goodwill, net of accumulated amortization of
    $213,346 and $157,884                          1,138,654        1,233,482
  Notes receivable and other                         951,085        1,373,003
  Deferred financing fees, net of accumulated
    amortization of  $140,385                        495,568                -
                                                 -----------  ---------------
      Total other assets                           2,585,307        2,606,485
                                                 -----------  ---------------
TOTAL ASSETS                                     $38,389,352      $58,380,903
                                                 ===========  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                                                      MARCH 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                  1997           1996
                                                             ------------   -----------
CURRENT LIABILITIES
  Current portion of long-term debt and other debt
    (including $100,000 note payable to officer and
    shareholder in 1997)                                     $  2,841,645   $22,683,575
  Accounts payable - trade                                     11,620,367    16,913,821
  Federal income tax payable                                            -        43,847
  Other current liabilities                                     1,104,318     1,674,046
  Provision for restructuring of operations                     2,160,169     3,960,000
                                                             ------------   -----------
    Total current liabilities                                  17,726,499    45,275,289
LONG-TERM LIABILITIES
  Long-term debt, net of current portion (including $180,000 and $280,000 notes payable to officers and shareholders in
  1997 and 1996)                                               15,641,720       576,777
Deferred income taxes                                                   -        66,309
                                                             ------------   -----------
    Total long-term liabilities                                15,641,720       643,086
                                                             ------------   -----------
    Total liabilities                                          33,368,219    45,918,375
                                                             ------------   -----------
COMMITMENTS AND CONTINGENCIES (Notes B, E and N)

STOCKHOLDERS' EQUITY
  Preferred stock - $.01 par value;
    1,000,000 shares authorized; none issued                            -             -
  Common stock - $.01 par value; 8,000,000 shares authorized;
    4,000,210 shares issued and outstanding                        40,002        40,002
  Capital in excess of par                                     15,323,058    15,323,058
  Accumulated deficit                                         (10,341,927)   (2,900,532)
                                                             ------------   -----------
    Total stockholders' equity                                  5,021,133    12,462,528
                                                             ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 38,389,352   $58,380,903
                                                             ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEARS ENDED MARCH 31,


                                                  1997           1996            1995
                                               -----------    -----------     -----------
Net sales                                      $82,598,593    $80,300,431     $67,894,489
Cost of goods sold                              69,723,015     62,197,227      50,546,515
                                               -----------    -----------     -----------
    Gross profit                                12,875,578     18,103,204      17,347,974

Selling expenses                                 6,878,803      7,876,538       6,861,621
Distribution, general and
  administrative expenses (including $75,000
  and $56,250 in 1997 and 1996 to a Director)   11,505,641     12,115,284       8,421,762
Restructuring of operations                              -      3,960,000               -
                                               -----------    -----------     -----------
                                                18,384,444     23,951,822      15,283,383
                                               -----------    -----------     -----------
    Operating profit (loss)                     (5,508,866)    (5,848,618)      2,064,591
Other expense (income)
  Interest expense                               2,551,703      2,251,807       1,166,794
  Other                                            (50,243)      (103,921)        (46,795)
                                               -----------    -----------     -----------
                                                 2,501,460      2,147,886       1,119,999
                                               -----------    -----------     -----------
  Earnings (loss) from continuing operations
    before income tax expense (benefit)         (8,010,326)    (7,996,504)        944,592

Income tax expense (benefit)                       (91,964)    (1,135,098)        350,416
                                               -----------    -----------     -----------
  Earnings (loss) from continuing operations    (7,918,362)    (6,861,406)        594,176

Discontinued operations
  Gain (loss) from operations, net of income
    tax benefit                                          -       (591,886)       (524,914)
  Gain (loss) on disposal, net of income tax
    expense (benefit) including a $1,199,118
    provision for operating losses during the
    phase-out period in 1996.                      476,967       (770,068)              -
                                               -----------    -----------     -----------
  Earnings (loss) from discontinued operations     476,967     (1,361,954)       (524,914)
                                               -----------    -----------     -----------
  Net earnings (loss)                          $(7,441,395)   $(8,223,360)    $    69,262
                                               ===========    ===========     ===========
Per Share Data:
  Earnings (loss) from continuing operations   $     (2.04)   $     (1.85)    $       .15
                                               ===========    ===========     ===========
  Net earnings (loss)                          $     (1.86)   $     (2.22)    $       .02
                                               ===========    ===========     ===========
Weighted average common and common
  equivalent shares outstanding                  4,000,210      3,710,484       3,966,631
                                              ============    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    RETAINED
                                COMMON STOCK         CAPITAL IN     EARNINGS
                           ----------------------     EXCESS OF   (ACCUMULATED
                            SHARES       AMOUNT          PAR         DEFICIT)       TOTAL
                           ---------   ----------   ------------  -------------  -----------
Balance at March 31, 1994  3,592,551     $35,926     $14,108,142   $  5,253,566  $19,397,634

Shares issued in
  connection with
  acquisition                138,000       1,380         999,120              -    1,000,500

Shares retired               (22,461)       (225)            225              -            -

Net earnings                       -           -               -         69,262       69,262
                           ---------     -------     -----------   ------------   ----------
Balance at March 31, 1995  3,708,090      37,081      15,107,487      5,322,828   20,467,396

Shares issued on
  exercise of stock
  options                    292,120       2,921         215,571              -      218,492

Net loss                           -           -               -     (8,223,360)  (8,223,360)
                           ---------     -------     -----------   ------------   ----------
Balance at March 31, 1996  4,000,210      40,002      15,323,058     (2,900,532)  12,462,528
                           ---------     -------     -----------   ------------   ----------
Net loss                           -           -               -     (7,441,395)  (7,441,395)
                           ---------     -------     -----------   ------------   ----------
Balance at March 31, 1997  4,000,210     $40,002     $15,323,058   $(10,341,927)  $5,021,133
                           =========     =======     ===========   ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED MARCH 31,


                                                    1997             1996           1995
                                                ------------    ------------  ------------
Cash flows from operating activities
  Net earnings (loss)                           $(7,441,395)    $(8,223,360)  $    69,262
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities
    (Gain) loss on disposal of assets              (476,967)              -        (5,341)
    Deferred income tax benefit                    (245,709)      1,148,050      (655,005)
    Depreciation and amortization                   891,417         651,500       442,926
    Provision for restructuring of operations             -       3,960,000             -
    Other                                                 -               -        74,000
    Provision for doubtful accounts                 236,483        (311,514)      793,931
    Provision for obsolete inventory                325,991         365,795       852,204
    Changes in operating assets and liabilities
      Trade accounts receivable                   1,153,385      (1,513,464)   (5,175,131)
      Other receivables                              52,527          81,476      (159,247)
      Inventories                                12,880,151         581,275   (18,906,836)
      Income tax refund                           2,307,235      (2,307,235)            -
      Prepaid expenses                               58,366         658,348      (393,078)
      Notes receivable, deposits and other          405,611         (44,161)     (599,000)
      Current assets of discontinued operations   1,601,954      (1,601,954)            -
      Accounts payable                           (5,309,916)     10,274,464     3,944,881
      Federal income tax payable                    (43,847)       (389,849)     (160,166)
      Other current liabilities                     233,323         660,813       284,644
      Provision for restructuring operation      (1,799,831)              -             -
      Non-Current assets from discontinued
        operations                                  161,999               -             -
                                                -----------     -----------   -----------
    Net cash provided by (used in) operating
      activities                                  4,990,777       3,990,184   (19,591,956)

Cash flows from investing activities
  Purchases of property and equipment              (621,146)       (425,041)   (1,268,970)
  Payments made on notes receivable                 187,097               -             -
  Proceeds from sale of assets                    1,418,129          58,329        36,205
                                                -----------     -----------   -----------
    Net cash provided by (used in) investing
    activities                                      984,080        (366,712)   (1,232,765)

Cash flows from financing activities
  Proceeds from long-term debt                      287,774         395,449        21,298
  Payments made on long term debt                (1,030,116)       (445,018)     (687,223)
  Net change in lines of credit                  (5,001,951)     (3,500,000)   21,580,607
  Net advance from (payments to) officers                 -               -             -
  Proceeds from issuance of common stock                  -         218,492             -
  Deferred financing fees                          (635,954)              -             -
                                                -----------     -----------   -----------

    Net cash provided by (used in) financing
    activities                                   (6,380,247)     (3,331,077)   20,914,682
                                                -----------     -----------   -----------
    Net increase (decrease) in cash                (405,390)        292,395        89,961

Cash at beginning of year                           408,871         116,476        26,515
                                                -----------     -----------   -----------
Cash at end of year                             $     3,481     $   408,871   $   116,476
                                                ===========     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

   BUSINESS ACTIVITY

   The Company is a supplier of consumer fitness equipment and accessories. (See Note C for a discussion of discontinued operations.)

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

   INVENTORIES

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market (determined product by product on management knowledge of current market conditions and existing stock levels).

   The provision for obsolete and slow moving inventory is adjusted based on current inventory levels, historical and expected future sales levels.

   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods for financial reporting purposes over the following useful lives:


       Buildings and improvements      5-20 years
       Equipment                        3-7 years
       Automobiles                        3 years
       Furniture and fixtures           3-5 years

   Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized.

   ADVERTISING COSTS

   Advertising and promotional costs are expensed as incurred. The advertising expense amounted to $1,627,464, $1,558,397, and $1,790,521 in fiscal 1997,
   1996 and 1995, respectively.

   FAIR VALUE

   The Company believes that the carrying amounts of its current assets and current liabilities approximate the fair value of such items due to their short-term nature. The carrying amount of long-term debt approximates its fair value because interest rates approximate market.

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

   A covenant not to compete in the amount of $206,633 net of accumulated amortization of $146,367 is included in "Notes receivable and other" and is being amortized on a straight-line basis over its duration of 41 months.

   USE OF ESTIMATES AND ASSUMPTIONS

   Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. In particular, the provision for chargebacks and buybacks is subject to estimation. The actual chargebacks and buybacks could vary from the estimate.

   REVENUE RECOGNITION AND PROVISIONS FOR CHARGEBACKS AND BUYBACKS

   The Company recognizes sales revenue at the time the products are shipped to its customer. Provision is made currently for estimated product returns and deductions which may occur. These returns are generally for products that are salable with minor reworking of packaging or replacement of missing components. The provision for returns is estimated based on current trends and historical experience of returns. Additionally, provision is made for chargebacks from the customer for marketing programs, volume discounts and other items.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - Continued


   In certain circumstances, the Company has followed a "buyback" policy whereby the Company purchases competitors' product from a new customer in order to obtain shelf space for the Company's product lines. The cost of such "buybacks" is amortized over the life of the program, which typically has been two to three years.

   RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform with the 1997 presentation and to retroactively recognize the discontinued Healthcare Division.

   STOCK OPTIONS

   Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1996 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 commencing in its March 31, 1997 financial statements. The effect of applying the requirements of SFAS No. 123 is not considered to be material to the financial statements.

   ADOPTION OF NEW ACCOUNTING STANDARDS

   The Company intends to adopt SFAS No. 128, "Earnings per Share" ("SFAS 128") effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Management of the Company does not expect the adoption of this statement will have a material impact on the earnings per share computation.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE B - ONGOING OPERATIONAL LOSSES AND LIQUIDITY

   As indicated in the accompanying financial statements, the Company has suffered losses of $7,441,395 and $8,223,360 during the years ended March 31, 1997 and 1996.

   Funds provided by operating activities for fiscal 1997 were generated primarily by the reduction of inventory, the sale of discontinued operations and the receipt of an income tax refund. These funds were used to fund operating losses and to decrease outstanding accounts payable and long term debt. Management intends to further decrease inventory levels in fiscal 1998 but does not expect the impact of those reductions to be as significant. Funds provided by operating activities for fiscal 1996 were generated primarily by an increase in accounts payable.

   In fiscal 1998, management intends to substantially improve operating gross margins on all product lines. Due to the highly competitive nature of the overseas market it has become cost advantageous to source more items from overseas. There are potential savings to be negotiated with steamship lines, freight forwarders and U.S. Customs as well as major reductions in product costs. The Company has actively pursued and negotiated directly with overseas suppliers and factories. Additionally, the domestic manufacturing operations have been analyzed and will be maintained only where it is cost advantageous to do so. The Company believes that sourcing their product from the lowest cost, high quality provider, in addition to strengthening the controls and response time surrounding customer deductions, which have been a drain on gross margin in fiscal 1995 and 1996, will enable it to substantially improve gross margin in 1998.

   The Company plans to continue to consolidate warehouse facilities in fiscal 1998 thereby lowering fixed costs. The Company is also exploring the use of freight expediters on the west coast, to receive product from the orient, unload and inspect, and repack for shipment to the customer. The Company intends to reduce warehouse space, outside facilities, staffing levels and related overhead expenses.

   Some of these changes were implemented in late fiscal 1997 and the other additional improvements are continuing to be implemented in fiscal 1998. Management believes that based on fully implementing these plans in fiscal 1998, and realizing the benefit of these improvements in fiscal 1998 and 1999, the Company's operating losses will be reversed and its liquidity improved.

NOTE C - ACQUISITION, DISCONTINUED OPERATIONS, AND RESTRUCTURING OF OPERATIONS

   ACQUISITION

   On May 24, 1994, in exchange for 138,000 shares of its restricted common shares, the Company acquired substantially all of the assets and liabilities of NBF, Inc. (a Florida Corporation) which manufactures trampolines and other outdoor playground equipment. The total consideration for the assets and liabilities acquired including liabilities assumed was approximately $2,762,472. Additionally, for cash of $150,000, the Company acquired from an individual, all of the intellectual property rights to the products manufactured. If the acquisition had occurred as of April 1, 1994, consolidated results would not have been materially effected. The acquisition was accounted for as a purchase and accordingly the consolidated financial statements include the results of operations from the acquisition date.

   DISCONTINUED OPERATIONS

   The Company determined during January 1996 to dispose of its Healthcare Division which manufactured a line of sports medicine and safety products. The Company sold the largest portion of the Healthcare Division in September 1996 with the balance sold or disposed of through January 1997. A gain on the sale of $722,676 was recorded in fiscal 1997. Result of operations in prior years have been restated to reclassify the Healthcare Division as discontinued operations.

   Interest expense has been allocated to discontinued operations based on the proportion of average net assets of the discontinued Healthcare operations as compared to consolidated average net assets of the Company.

   Following is a summary of the discontinued operations:

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                YEARS ENDED MARCH 31,
                                                                       1997                   1996               1995
                                                                    ----------           ------------         ----------
NET SALES OF DISCONTINUED OPERATIONS:
  Healthcare Division                                               $1,398,400 (1)         $3,327,893 (2)     $5,170,521
                                                                    ----------           ------------         ----------
  Total net sales of discontinued operations                        $1,398,400             $3,327,893         $5,170,521
                                                                             -
                                                                    ==========             ==========         ==========
LOSS (GAIN) FROM DISCONTINUED OPERATIONS (PRIOR TO THE
  MEASUREMENT DATE):
  Healthcare Division                                                                      $  689,784 (2)     $  795,324
  Less: Tax (expense) benefit                                                                  97,898            270,410
                                                                                           ----------         ----------
  Net loss (gain) from discontinued operations - Healthcare
    Division                                                                               $  591,886         $  524,914
                                                                                           ==========         ==========

  (1) April 1, 1996, to December 31, 1996 (final disposition)
  (2) April 1, 1995, to December 31, 1995

                                                                       1997                   1996
                                                                    ----------             ----------
LOSSES ON DISPOSAL, INCLUDING PROVISION FOR OPERATING
  LOSSES DURING PHASE-OUT PERIOD:
  Healthcare Division                                               $        -             $  897,574
  Less:  Tax benefit                                                         -                127,506
                                                                    ----------             ----------
  Net loss on disposal - Healthcare Division                        $        -             $  770,068
                                                                    ==========             ==========
OPERATING LOSSES DURING PHASE-OUT PERIOD (AFTER
  MEASUREMENT DATE) APRIL 1, 1996 TO SEPTEMBER 1996:
  Healthcare Division - January 1, 1996 to December 31, 1996        $        -             $1,397,574
  Less:  Tax benefit                                                         -                198,456
                                                                    ----------             ----------
  Total operating losses during phase-out period included
  above                                                             $        -             $1,199,118
                                                                    ==========             ==========

NET LOSS FROM DISCONTINUED OPERATIONS (AFTER MEASUREMENT
  DATE) APRIL, 1996 TO DECEMBER 31, 1996 AND JANUARY 1,
  1996, TO MARCH 31, 1996:
  Operating loss from discontinued operations - Healthcare
  Division                                                          $        -             $  497,574
  Less:  Tax benefit                                                         -                 70,656
                                                                    ----------             ----------
  Net loss from discontinued operations January 1, 1996, to
  March 31, 1996                                                    $        -             $  426,918
                                                                    ==========             ==========

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

ESTIMATED NET LOSS ON DISPOSAL OF HEALTHCARE DIVISION:                         1996
                                                                             --------
  Estimated operating loss during phase-out period April 1,
  1996 to December 31, 1996                                                  $900,000
  Less:  Estimated gain on sale of assets                                     500,000
                                                                             --------
                                                                              400,000
  Less: Tax Benefit                                                            56,850
                                                                             --------
  Estimated Net loss on disposal of Healthcare Division                      $343,150
                                                                             ========



                                                            YEAR ENDED MARCH 31,
NET GAIN ON DISPOSAL  OF HEALTHCARE DIVISION:                     1997
                                                                --------
  Loss during phase out period net of provision (April 1996     $      -
  to December 1997)
                                                                 722,676
  Add:   Gain on Sale of assets                                 --------
                                                                 722,676
  Less: Tax expense                                              245,709
  Net gain on disposal of Healthcare Division                   $476,967
                                                                ========


Proceeds upon sale of the Healthcare Division were as follows; $1,418,130 in cash and $293,547 as a note receivable.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE C - Continued

    RESTRUCTURING OF OPERATIONS

During the fourth quarter of 1996, the Company implemented a plan ("the Plan") to reorganize and restructure its operations. The significant portion of this Plan has been completed. In accordance with the Plan, management disposed of its Healthcare Division, and sold a significant portion of the excess inventory which it used to reduce accounts payable and debt, and fund operations.

The Company also obtained a new credit facility. At March 31, 1997, the Company still has approximately $4.0 million of inventory which it intends to sell rapidly. The provisions for restructuring of operations at March 31, 1997 of $2,160,169 is the remaining provision against inventory identified for sale in connection with the restructuring.


NOTE D - CONSOLIDATED STATEMENTS OF CASH FLOWS

 Supplemental disclosures are as follows:

                                           YEAR ENDED MARCH 31,
                                  --------------------------------------
                                    1997          1996           1995
                                -----------    ----------     ----------
Interest paid                   $ 2,470,054    $2,213,613     $1,400,146
Income taxes paid
  (refund received)             $(2,100,611)   $  200,000     $  865,507
Noncash financing
  and investing
  transactions:
Purchase of assets
  financed by debt              $    66,381    $   42,488              -
Purchase of NBF, Inc.           $         -    $        -     $2,762,472
Notes receivable in
  connection with sale
  of Healthcare
  Division                      $   293,547    $        -     $        -

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE E - CREDIT RISK

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

Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation ("FDIC") insured amounts (approximately $575,000 at March 31,
1997). To minimize risk, the Company places its cash with high credit quality institutions.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE F - INVENTORIES

                                               MARCH 31,
                                       -------------------------
                                           1997          1996
                                       -----------   -----------
Raw materials                          $ 9,013,914   $ 9,858,597
Work-in-process                            328,436       305,777
Finished goods                           8,419,200    23,117,280
Reserve for Obsolescence                (1,559,770)   (1,166,766)
                                       -----------   -----------
                                        16,201,780    32,114,888
Less:  Discontinued operations - net             -     2,001,954
                                       -----------   -----------
                                       $16,201,780   $30,112,934
                                       ===========   ===========

NOTE G - PROPERTY, PLANT AND EQUIPMENT


                                               MARCH 31,
                                       -------------------------
                                           1997          1996
                                        ----------   ----------
Land, buildings and improvements        $1,915,305   $1,835,658
Equipment                                1,699,103    1,585,146
Automobiles                                 53,860       53,860
Furniture and fixtures                   1,453,910    1,238,752
                                        ----------   ----------
                                         5,122,178    4,713,416
  Less accumulated depreciation          3,038,776    2,536,135
                                        ----------   ----------
                                         2,083,402    2,177,281
  Less: Discontinued Operations - Net            -      161,999
                                        ----------   ----------
                                        $2,083,402   $2,015,282
                                        ==========   ==========

Depreciation expense for the years ended March 31, 1997, 1996, and 1995 was approximately $558,000, $554,000, and $407,000, respectively.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE H - NOTES PAYABLE AND LONG TERM DEBT


                                                             MARCH 31,
                                                      --------------------------
                                                        1997           1996
                                                      -----------    -----------
Note payable under a line of credit for
$2,000,000 ($22,500,000 in 1996) with a bank,
bearing interest at the prime rate (8.50% at
March 31, 1997) plus 3% in 1997  (8.25% at March
31, 1996) plus 3% in 1996; principal and interest
payable monthly; collateralized by land and
building located in Irving, Texas in 1997
(collateralized by receivables and inventory in
1996). (1)                                            $ 1,700,000    $22,500,000

Loan with a financial institution providing a
maximum line of credit of $25,000,000, bearing
interest at the Reference Rate (8.50% at March
31, 1997) plus 1.75% in 1997.  Interest payable
monthly; collateralized by receivables and
inventory.(2)                                          15,498,049              -

Notes to certain officers and shareholders of the
Company bearing interest at 10%, due in March
1998, as extended; collateralized by real estate
note (purchased by officers and shareholders from
an individual in December 1993).                          280,000        280,000

Other                                                   1,005,316        480,352
                                                      -----------    -----------
                                                       18,483,365     23,260,352

Less current portion                                    2,841,645     22,683,575

                                                      $15,641,720    $   576,777
                                                      ===========    ===========

(1) The loan agreement with the bank provides that borrowings are reduced monthly by the amount of required principal payments (approximately $25,000
per month) in terms of an agreement reached in June, 1997.   The balance is
payable on the loan expiration date of September 15, 1998.

(2) The loan agreement with the financial institution provides that borrowings under the line of credit are subject to limitations based on the borrowing base, as defined in the agreement, with a maximum facility of $25.0 million. The terms of the agreement require the Company to maintain specific current ratio levels, levels of debt to net worth, levels of tangible net worth and other financial covenants as defined in the loan agreement. At December 31, 1996 and March 31, 1997, the Company was not in compliance with all covenants. The financial institution has waived such defaults through March 31, 1997 and restated those covenants on a going forward basis. At March 31, 1997 the Company had $447,000 available in additional borrowing capacity under the loan agreement. The loan agreement has an extended expiration date of August 16, 2000.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE H - NOTES PAYABLE AND LONG TERM DEBT - Continued


Future maturities of notes payable and long-term debt at March 31, 1997 are as follows:




Year ending March 31, 1998      $ 2,841,645

                      1999        1,720,255

                      2000        1,044,099

                      2001       12,698,020

                      2002           21,203

                Thereafter          158,143
                                -----------
                                $18,483,365
                                ===========

NOTE I - RELATED PARTY TRANSACTIONS

  In 1993 certain officers of the Company purchased third party notes payable of $500,000 with interest payable at 10% per annum (see Note H). The officers assumed the same terms of the notes which matured on March 31, 1996. On March 29, 1996 the Company paid each of two shareholders $110,000 on the notes. The Company extended the maturity of the $100,000 note to March 31, 1998 and remaining notes of $180,000 to August 16, 2000.

  The Company retains a director of the Company as a consultant on certain matters. Consulting fee expense recorded by the Company was $75,000 and $56,250 for the years ended March 31, 1997 and 1996.



NOTE J - EMPLOYEE STOCK OWNERSHIP PLAN AND 401(K) PLAN

  The Company had an employee stock ownership plan which provided for discretionary contributions by the Company. During 1995, the Company amended and restated the plan to qualify as a 401(k) employee deferred compensation plan under the terms of which employees who have been employed for one year or more are entitled to contribute up to the lesser of $9,500 or 15% of their annual compensation. The Company may at its discretion contribute to the 401(k) plan. No Company contributions were made under either plan for any of the three years in the period ended March 31, 1997.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE K - STOCK OPTIONS

 1991 PLAN

 The 1991 Stock Option Plan provides for options covering a total of 542,820 common shares, all of which were issued to the Chief Executive Officer and the President of the Company. The exercise price of the options granted must be at least 110% of the fair value of the common stock at date of grant. The remaining options were exercised on March 29, 1996. At March 31, 1997, there were no options outstanding or available for grant.

 Following is a summary of option activity under the 1991 Plan:



                                              OPTION PRICE
                                          ---------------------
                                SHARES    PER SHARE    TOTAL
                               --------   ---------  ---------
Outstanding at March 31, 1995   292,120     $.74795  $ 218,492
  Granted                             -           -          -
  Canceled                            -           -          -
  Exercised                    (292,120)     .74795   (218,492)
                               --------   ---------  ---------
Outstanding at March 31, 1996         -           -          -
  Granted                             -           -          -
  Canceled                            -           -          -
  Exercised                           -           -          -
Outstanding at March 31, 1997         -           -          -
                               ========   =========  =========

 1993 PLAN

The 1993 Stock Option Plan provides for options covering a total of 500,000 common shares to be issued to key employees and directors other than the Chief Executive Officer and the President. Under the Plan, incentive stock options (ISO's) and non-qualified stock options may be granted at prices no less than 100% and 50%, respectively, of the fair value of the Company's common stock. Options granted expire in ten years and will generally vest in annual
installments.   At March 31, 1997, options for 246,501 shares were available for grant.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

 Following is a summary of option activity under the 1993 Plan:


                                                  OPTION PRICE
                                          ----------------------------
                                SHARES       PER SHARE        TOTAL
                               --------   ---------------  -----------
Outstanding at March 31, 1994   262,666   $10.00 -  12.50  $ 2,958,537
  Granted                        50,000     9.00 -  13.00      560,000
  Canceled                      (46,000)   10.00 -  12.50     (550,000)
                               --------   ---------------  -----------
Outstanding at March 31, 1995   266,666     9.00 -  13.00    2,968,537
  Granted                       110,999     3.00 -   7.50      424,621
  Canceled                     (109,666)    3.63 -  12.50   (1,148,079)
                               --------   ---------------  -----------
Outstanding at March 31, 1996   267,999     3.00 -  13.00    2,245,079
  Granted                       110,000      .56 -   6.00      329,439
  Canceled                     (124,500)     .56 -  12.50     (644,877)
                               --------   ---------------  -----------
Outstanding at March 31, 1997   253,499   $  .56 -  13.00  $ 1,929,641
                               ========   ===============  ===========

  All the options are considered compensatory. The outstanding stock options expire from November 1999 through January 2003.

The following summarizes information about compensatory options outstanding at March 31, 1997:


                             Options Outstanding                                  Options Exercisable
                                          Weighted Avg.
Range of Exercise                          Remaining          Weighted           Number       Weighted Avg.
Prices             Number Outstanding   Contractual Life  Avg. Exercise Price  Exercisable   Exercisable Price
-----------------  ------------------   ----------------  -------------------  -----------   -----------------
$0.56-$13.00           253,499               2.59 Years        $7.48              87,715         $10.30

The options granted in Fiscal 1997, 1996 and 1995 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for compensatory stock options in the consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE L - INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following:


                1997        1996         1995
              --------  ------------  ----------
Federal
  Current    $ 137,331  $ (2,031,628) $ 848,220
  Deferred    (245,709)      891,354   (497,804)
State           16,414         5,176          -
             ---------  ------------  ---------
             $ (91,964) $ (1,135,098) $ 350,416
             =========  ============  =========

 The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                              YEARS ENDED MARCH 31,
                                            -------------------------
                                             1997     1996     1995
                                            -------  -------  -------
U.S.  Federal statutory rate                 34.0 %   34.0 %    34.0%
Amortization of goodwill                      (.3)%    (.5)%     1.8%
Meals and entertainment                       (.1)%    (.1)%      .9%
Change in prior tax estimates                 2.3 %    (.7)%       -
Valuation allowance                         (35.4)%  (17.6)%       -
Other, net                                   (0.4)%    (.9)%      .4%
                                            -----    -----    ------
                                              0.1 %   14.2 %    37.1%
                                            =====    =====    ======

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

Following are the components of deferred tax assets and deferred tax liabilities:


                                                  MARCH 31,
                                          -----------------------
                                              1997         1996
                                          ------------  ---------
Net current deferred tax assets
  Inventories                             $   463,534   $ 753,188
  Allowance for doubtful accounts             179,129      96,110
  Inventory reserves                          376,171       3,208
  Accrued expenses                             67,895      42,500
  Provision for discontinued operation              -     136,000
  Less valuation allowance                 (1,086,729)   (964,697)
                                          -----------   ---------
                                          $         -   $  66,309
                                          ===========   =========
Noncurrent deferred tax assets
  Net operating loss                      $ 3,724,596   $ 725,917
  Less valuation allowance                 (3,677,150)   (725,917)
                                          -----------   ---------
                                          $    47,466   $       -
Noncurrent deferred tax liabilities
  Accumulated depreciation                $   (47,446)  $ (66,309)
Net Noncurrent deferred taxes             $         -   $ (66,309)
                                          ===========   =========

At March 31, 1997, the Company has net operating losses available to offset future taxable income of approximately $10,950,000 which begin expiring in 2011. The valuation allowance increased by $3,073,265 during the year ended March 31, 1997.


NOTE M - MAJOR CUSTOMERS

Customers accounting for 10% or more of total net sales from continuing operations are as follows:

YEAR ENDED MARCH 31,

                      PERCENTAGE
                      ----------
1997
    KMart                38%
    Wal-Mart             34%

1996
    KMart                31%
    Wal-Mart             25%

1995
    KMart                32%
    Wal-Mart             13%

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing and warehouse space; manufacturing and computer equipment; and other items. These leases are operating leases and have future minimum lease payments, excluding sublease income, as follows:


YEAR
----
1998          $1,125,757
1999             879,809
2000             330,887
2001              65,000
2002              65,000
Thereafter       672,000
              ----------
              $3,138,453
              ==========

Total lease expense for the years ended March 31, 1997, 1996, and 1995 was approximately $1,449,000, $1,552,000 and $793,000, respectively.


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

The Company filed a lawsuit against Denise Austin on December 2, 1996 in the 162nd District Court of Dallas County, Texas and was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division Case Number 3-97-CV-0246-G on February 6, 1997. Subsequently a suit was filed on December 30, 1996, by Denise Austin in the United States District Court, Eastern District of Virginia. The suit was filed for payment of royalties alleged to be due of approximately $655,000. The Company has accrued all amounts which it believes may be due.

In the normal course of business, the Company is involved in various litigation. Management believes that the aggregate effect of any liability arising from such items would not be material to the consolidated statements of operations or financial position at March 31, 1997.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

In connection with our audit of the consolidated financial statements of Bollinger Industries, Inc. and Subsidiaries referred to in our report dated June 16, 1997, we have also audited Schedule II for the years ended March 31, 1997, 1996 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                  King Griffin & Adamson PC


Dallas, Texas
June 16, 1997

                                                                     Schedule II
                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997



                                                           ADDITIONS
                                         -------------------------------------------
                                         Balance at      Charged to         Charged
                                         beginning       costs and          to other                          Balance at
         Description                      of year         expenses          accounts         Deductions       end of year
------------------------------           -----------  ----------------      --------         ----------       -----------
Year ended March 31, 1995
  Allowance for doubtful
    accounts                            $ 476,675        $ 793,931             $   -          $(350,391)       $  920,215
  Inventory obsolescence reserve          112,217          852,204                 -           (163,449)          800,972

Year ended March 31, 1996
  Allowance for doubtful
    accounts                            $ 920,215        $(311,514)            $   -          $(150,872)       $  457,829
  Inventory obsolescence reserve          800,972          365,794                 -                  -         1,166,766

Year ended March 31, 1997
  Allowance for doubtful
    accounts                            $ 457,829        $ 464,407             $   -          $ (77,924)       $  844,312

Inventory obsolescence reserve          1,166,766          585,900                 -           (192,896)        1,559,770

Note - Deductions represent uncollectible accounts or inventories written off.

                                EXHIBIT INDEX



       EXHIBITS
       --------
 3.1 - Certificate of Incorporation of the Company (incorporated by reference to
       Exhibit 3.1 to the Company's Form S-1 Registration Statement No.
       33-69708)

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

10.5 - Lease Agreement dated April 4, 1991, between William A. McCarty, Jr., and Elinor F. McCarty and Bollinger Sports, Inc., formerly known as
       Bollinger Industries, Inc. ("Bollinger-Texas")(incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration
       Statement No. 33-69708)

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

        EXHIBITS
        --------
10.8  - Assignment and Assumption Agreement dated as of October 1, 1993, between Tarbox, Inc., as Assignor and Bollinger Industries, L.P., as
        Assignee with respect to such lease (incorporated by reference to
        Exhibit 10.9.1 to the Company's Form S-1 Registration Statement No.
        33-69708)

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

        EXHIBITS
        --------
10.16 - Letter agreement dated April 13, 1994, between Bollinger Industries,
        L.P., Denise Austin and Jeff Austin (incorporated by reference to
        Exhibit 10.16 to the Company's form 10-K for the fiscal year ended
        March 31, 1994)

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

10.24 - First Amendment to Loan Agreement dated as of June 22, 1994, between
        Bollinger Industries, L.P., the Registrant, Bollinger Holding Corp.,
        NBF and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.5 to the Company's form 10-Q for the quarter ended June 30, 1994)

        EXHIBITS
        --------
10.25 - Loan and Security Agreement dated September 9, 1994, between Bollinger
        Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's form 10-Q for the quarter ended September 30, 1994)

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

10.29 - Modification and Ratification of Lease dated November 1, 1994, between
        Fountain Parkway, Ltd. and Bollinger Industries, L.P. (incorporated by reference to Exhibit 10.3 to the Company's form 10-Q for the quarter ended December 31, 1994)

10.30 - Third Amendment to Loan and Security Agreement dated March 3, 1995 between Bollinger Industries, L.P. and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended March 31,1995)

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

        EXHIBITS
        --------
10.34 - Sixth Amendment to Loan and Security Agreement dated December 29, 1995, between Bollinger Industries, L.P. and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1995)

10.35 - Seventh Amendment to Loan and Security Agreement dated March 8, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.35 to the Company's Form 10K for the year ended March 31, 1996)

10.36 - Eighth Amendment to Loan and Security Agreement dated May 8, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.36 to the Company's Form 10K for the year ended March 31, 1996)

10.37 - Deed of Trust, Assignment, Security Agreement and Financing Statement dated May 8, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.37 to the Company's Form 10K for the year ended March 31, 1996)

10.38 - Ninth Amendment to Loan and Security Agreement dated May 17, 1996, between Bollinger Industries, L.P. and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.38 to the Company's Form 10K for the year ended March 31, 1996)

10.39 - Amended and Restated Promissory Note dated March 29, 1996, between
        Bollinger Industries, L.P., and Glenn D. Bollinger (incorporated by reference to Exhibit 10.39 to the Company's Form 10K for the year ended March 31, 1996)

10.40 - Amended and Restated Promissory Note dated March 29, 1996, between
        Bollinger Industries, L.P., and Bobby D. Bollinger (incorporated by reference to Exhibit 10.40 to the Company's Form 10K for the year ended March 31, 1996)

10.41 - Amended and Restated Promissory Note dated March 29, 1996, between
        Bollinger Industries, L.P., and Dell Bollinger (incorporated by reference to Exhibit 10.41 to the Company's Form 10K for the year ended March 31, 1996)

10.42 - Second Amendment to standard industrial lease dated January 31, 1996, between National Life Insurance Company and Bollinger Industries, L.P., as assignee (incorporated by reference to Exhibit 10.42 to the Company's
        Form 10K for the year ended March 31, 1996)

10.43 - U.S. Trademark License Agreement between International Apparel
        Marketing Corp. dba Nautilus Wear International and Bollinger
        Industries, Inc. dated May 1, 1995 (incorporated by reference to
        Exhibit 10.43 to the Company's Form 10K for the year ended March 31,
        1996)

10.44 - Amendment to U.S. Trademark License Agreement between International
        Apparel Marketing Corp. and Bollinger Industries, Inc. dated March 1,
        1996 (incorporated by reference to Exhibit 10.44 to the Company's
        Form 10K for the year ended March 31, 1996)


        EXHIBITS
        --------
10.45 - Intercreditor and Subordination Agreement dated May 8, 1996, between
        NationsBank of Texas, N.A. and Glenn D. Bollinger, Bobby D. Bollinger,
        and Dell Bollinger (incorporated by reference to Exhibit 10.45 to the
        Company's Form 10K for the year ended March 31, 1996)

10.46 - Eleventh Amendment to Loan and Security Agreement dated July 8, 1996, between Bollinger Industries, L.P., and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.46 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.47 - Loan and Security Agreement dated August 16, 1996 between Bollinger
        Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and
        Foothill Capital Corporation and related schedules. (incorporated by reference to Exhibit 10.47 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.48 - Collateral Assignment of Patents and Trademarks dated August 16, 1996 between Bollinger Industries, L.P. and Foothill Capital Corporation.
        (incorporated by reference to Exhibit 10.48 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.49 - Subordination Agreement dated August 16, 1996 between Glenn D.
        Bollinger, Bobby D. Bollinger, Dell Bollinger and Foothill Capital
        Corporation. (incorporated by reference to Exhibit 10.49 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.50 - Deed of Trust dated August 16, 1996 executed by Bollinger Industries,
        L.P. (incorporated by reference to Exhibit 10.50 to the Company's form
        10-Q for the quarter ended September 29, 1996)

10.51 - Asset Purchase Agreement dated August 29, 1996 between Bollinger
        Industries, L.P., and Rehab Plus Therapeutic Products, Inc.
        (incorporated by reference to Exhibit 10.51 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.52 - Tenth Amendment to Loan and Security Agreement dated July 8,1996, between Bollinger Industries, L.P., and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.1 to the Company's form 10-Q for the quarter ended June 30, 1996)

10.53 - Asset Purchase Agreement dated August 29, 1996 between Bollinger
        Industries, L.P., and Rehab Plus Therapeutic Products, Inc.
        (incorporated by reference to Exhibit 2.01 to the Company's form 10-Q for the quarter ended September 29, 1996)

10.54 - Asset Purchase Agreement dated November 7, 1996, between Bollinger
        Industries, L.P., and SST Acquisition Corporation (incorporated by reference to Exhibit 2.01 to the Company's form 10-Q for the quarter ended December 29,1996)

10.55 - First Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF,
        Inc. and Foothill Capital Corporation.

10.56 - Second Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF,
        Inc. and Foothill Capital Corporation.

10.57 - Lease Agreement dated December 1, 1996 between Southwest Properties
        Group, Inc. and Bollinger Industries, L.P.

11.1  - Statement re Computation of Per Share Data

21.1  - List of the Company's subsidiaries (incorporated by reference to
        Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended
        March 31,  1995)

27.1  - Financial Data Schedule