Form 10-K405/A
period 1997-03-31
BOLLINGER INDUSTRIES INC
filed 1997-07-22
CIK 912894

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K/A

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

     The undersigned Registrant hereby amends the Annual Report for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on June 30, 1997 as set forth below:

1. Item 6 is amended to change the earnings (loss) per share from continuing operations from $(2,04) to $(1.98) for the fiscal year ended March 31, 1997.

2. Item 7 is amended to change the earnings (loss) per share from continuing operations from $(2.04) to $(1.98) for the fiscal year ended March 31, 1997, and to reflect related changes under "Results of Operations" and "Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March 31, 1996", and to change the earnings (loss) from continuing operations from $(4,308,000) to $(4,062,000) for the three months ended March 31, 1997, and additionally to change the earnings (loss) per share from $(1.08) to $(1.02) for the three months ended March 31, 1997, and to reflect related changes.

3. Item 8: the Financial Statements are amended to change the earnings (loss) per share from continuing operations from $(2.04) to $(1.98) for the fiscal year ended March 31, 1997, and to reflect related changes. Schedule II valuation and qualifying accounts has been amended to include Returns and allowance reserve for the Year ended March 31, 1997.

4. Exhibit 11.1 is amended to change the earnings (loss) from continuing operations from $(8,164,071) to $(7,918,362), change the loss from discontinued operations from $722,676 to $476,967 for the fiscal year ended March 31, 1997 and to change the earnings (loss) per share from continuing operations from $(2.04) to $(1.98) for the fiscal year ended March 31, 1997.

5. Exhibit 27.1 Financial Data Schedule is amended to change the income-continuing operations from $(8,164,071) to $(7,918,362).

The amendments occurred due to a reclassification of the income tax expense of $245,709 applicable to the disposal of the Healthcare Division and the inclusion of Returns and allowance reserve for the year ended March 31, 1997 in
Schedule II.

                                    PART II

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

                                                                               FISCAL YEAR ENDED MARCH 31,
                                                           ------------------------------------------------------------------
                                                            1997           1996           1995           1994           1993
                                                           -------        -------        -------        -------       -------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS (3)
Net Sales.............................................     $82,599        $80,300        $67,894        $38,746       $27,586
Cost of goods sold....................................      69,723         62,197         50,546         26,982        20,060
                                                           -------        -------        -------        -------       -------
    Gross profit......................................      12,876         18,103         17,348         11,764         7,526

Selling expenses......................................       6,879          7,877          6,862          4,070         2,282
Distribution, general and administrative expenses.....      11,506         12,115          8,422          4,224         3,331
Restructuring of operations...........................           -          3,960              -              -             -
                                                           -------        -------        -------        -------       -------
                                                            18,385         23,952         15,284          8,294         5,613
                                                           -------        -------        -------        -------       -------
    Operating profit (loss)...........................      (5,509)        (5,849)         2,064          3,470         1,913
Other expense (income)
  Interest expense....................................       2,552          2,252          1,167            667           320
  Other...............................................         (50)          (105)           (47)           (65)          (47)
                                                           -------        -------        -------        -------       -------
                                                             2,502          2,147          1,120            602           273
                                                           -------        -------        -------        -------       -------
  Earnings (loss) from continuing operations
      before income tax expense (benefit).............      (8,011)        (7,996)          944           2,868         1,640

Income tax expense (benefit)..........................         (92)        (1,135)           350          1,042           685
                                                           -------        -------        -------        -------       -------
  Earnings (loss) from continuing operations (1)......      (7,919)        (6,861)           594          1,826           955

Discontinued operations...............................
  Earnings (loss) from operations net of income
      tax benefit.....................................           -           (592)          (525)           550           235
  Gain (loss) on disposal, net of income tax
      benefit including a $1,199,118 and $325,380
      provision for operating losses during phase
      out period in 1996 and 1994.....................         478           (770)             -           (573)            -
                                                           -------        -------        -------        -------       -------
Earnings (loss) from discontinued operations(2).......         478         (1,362)          (525)           (23)          235
                                                           -------        -------        -------        -------       -------
Net earnings (loss)...................................     $(7,441)       $(8,223)       $    69        $ 1,803       $ 1,190
                                                           =======        =======        =======        =======       =======
Per share data:
  Earnings (loss) from continuing operations * .......     $ (1.98)       $ (1.85)       $  0.15        $  0.59       $  0.36
                                                           =======        =======        =======        =======       =======

  Net earnings (loss).................................     $ (1.86)       $ (2.22)       $  0.02        $  0.59       $  0.45
                                                           =======        =======        =======        =======       =======
Weighted average common and common equivalent
  shares outstanding..................................       4,000          3,710          3,967          3,079         2,650
                                                           =======        =======        =======        =======       =======


* Indicates Restated Amounts.

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


                                                       THREE MONTHS ENDED
                                        FISCAL 1997                                FISCAL 1996
                       ----------------------------------------  -----------------------------------------
                        JUNE 30,  SEPT. 29,  DEC. 29,  MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,  MAR. 31,
                          1996      1996       1996      1997       1995       1995       1995      1996
                       ---------  ---------  --------  --------  ----------  ---------  --------  --------
Net Sales.............  $22,434    $19,093   $24,609   $16,463     $12,762    $21,489    $31,648   $14,401

Operating Profit
  (loss)..............     (124)      (440)   (1,300)   (3,645)       (748)     1,434      1,683    (8,218)
Earnings (loss)
  from continuing
  operations..........     (765)    (1,074)   (2,017)  *(4,062)       (703)       694        701    (7,553)
Earnings (loss) per
  share from
  continuing
  operations..........    (0.19)     (0.27)    (0.50)   *(1.02)      (0.19)      0.18       0.18     (2.03)

                                         FISCAL 1995
                       -----------------------------------------
                        JUNE 30,   SEPT. 30,  DEC. 31,  MAR. 31,
                          1994       1994       1994      1995
                       ----------  ---------  --------  --------
Net Sales.............   $12,760    $16,245   $23,256   $15,633
Operating Profit
  (loss)..............       953        898     1,569    (1,355)
Earnings (loss)
  from continuing
  operations..........       572        465       744    (1,187)
Earnings (loss) per
  share from
  continuing
  operations..........      0.15       0.12      0.19     (0.32)


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


* Indicates Restated Amounts.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of July, 1997.

                                        BOLLINGER INDUSTRIES, INC.


                                        By: /S/ Glenn D. Bollinger
                                           ------------------------------------
                                            Glenn D.  Bollinger
                                            Chairman of the Board and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 18th day of July, 1997.


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

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEARS ENDED MARCH 31,


                                                  1997           1996            1995
                                               -----------    -----------     -----------
Net sales                                      $82,598,593    $80,300,431     $67,894,489
Cost of goods sold                              69,723,015     62,197,227      50,546,515
                                               -----------    -----------     -----------
    Gross profit                                12,875,578     18,103,204      17,347,974

Selling expenses                                 6,878,803      7,876,538       6,861,621
Distribution, general and
  administrative expenses (including $75,000
  and $56,250 in 1997 and 1996 to a Director)   11,505,641     12,115,284       8,421,762
Restructuring of operations                              -      3,960,000               -
                                               -----------    -----------     -----------
                                                18,384,444     23,951,822      15,283,383
                                               -----------    -----------     -----------
    Operating profit (loss)                     (5,508,866)    (5,848,618)      2,064,591
Other expense (income)
  Interest expense                               2,551,703      2,251,807       1,166,794
  Other                                            (50,243)      (103,921)        (46,795)
                                               -----------    -----------     -----------
                                                 2,501,460      2,147,886       1,119,999
                                               -----------    -----------     -----------
  Earnings (loss) from continuing operations
    before income tax expense (benefit)         (8,010,326)    (7,996,504)        944,592

Income tax expense (benefit)                       (91,964)    (1,135,098)        350,416
                                               -----------    -----------     -----------
  Earnings (loss) from continuing operations    (7,918,362)    (6,861,406)        594,176

Discontinued operations
  Gain (loss) from operations, net of income
    tax benefit                                          -       (591,886)       (524,914)
  Gain (loss) on disposal, net of income tax
    expense (benefit) including a $1,199,118
    provision for operating losses during the
    phase-out period in 1996.                      476,967       (770,068)              -
                                               -----------    -----------     -----------
  Earnings (loss) from discontinued operations     476,967     (1,361,954)       (524,914)
                                               -----------    -----------     -----------
  Net earnings (loss)                          $(7,441,395)   $(8,223,360)    $    69,262
                                               ===========    ===========     ===========
Per Share Data:
  Earnings (loss) from continuing operations * $     (1.98)   $     (1.85)    $       .15
                                               ===========    ===========     ===========
  Net earnings (loss)                          $     (1.86)   $     (2.22)    $       .02
                                               ===========    ===========     ===========
Weighted average common and common
  equivalent shares outstanding                  4,000,210      3,710,484       3,966,631
                                              ============    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.


* Indicates Restated Amounts.

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

   DISCONTINUED OPERATIONS

   The Company determined during January 1996 to dispose of its Healthcare Division which manufactured a line of sports medicine and safety products. The Company sold the largest portion of the Healthcare Division in September 1996 with the balance sold or disposed of through January 1997. A gain on the sale of $476,967, net of taxes was recorded, in fiscal 1997. Result of
               -----------------------------------
   operations in prior years have been restated to reclassify the Healthcare Division as discontinued operations.

   Interest expense has been allocated to discontinued operations based on the proportion of average net assets of the discontinued Healthcare operations as compared to consolidated average net assets of the Company.

   Following is a summary of the discontinued operations:


Note: Underlined items have been restated or changed.

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
                                                                    ==========             ==========

NET LOSS FROM DISCONTINUED OPERATIONS (AFTER MEASUREMENT
  DATE) APRIL, 1996 TO DECEMBER 31, 1996 AND JANUARY 1,
  1996, TO MARCH 31, 1996:
  Operating loss from discontinued operations - Healthcare
  Division                                                          $        -             $  497,574
  Less:  Tax benefit                                                         -                 70,656
                                                                    ----------             ----------
  Net loss from discontinued operations January 1, 1996, to
  March 31, 1996                                                    $        -             $  426,918
                                                                    ==========             ==========

                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

ESTIMATED NET LOSS ON DISPOSAL OF HEALTHCARE DIVISION:                         1996
                                                                             --------
  Estimated operating loss during phase-out period April 1,
  1996 to December 31, 1996                                                  $900,000
  Less:  Estimated gain on sale of assets                                     500,000
                                                                             --------
                                                                              400,000
  Less: Tax Benefit                                                            56,850
                                                                             --------
  Estimated Net loss on disposal of Healthcare Division                      $343,150
                                                                             ========



                                                            YEAR ENDED MARCH 31,
NET GAIN ON DISPOSAL  OF HEALTHCARE DIVISION:                     1997
                                                                --------
  Loss during phase out period net of provision (April 1996  *
  to December 1997)                                             $      -
  Add:   Gain on Sale of assets                                  722,676
                                                                --------
                                                                 722,676
  Less: Tax expense                                              245,709
                                                                --------
  Net gain on disposal of Healthcare Division                   $476,967
                                                                ========


Proceeds upon sale of the Healthcare Division were as follows; $1,418,130 in cash and $293,547 as a note receivable.

* Reformated.

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


Dallas, Texas
June 16, 1997

                                                                     Schedule II
                  BOLLINGER INDUSTRIES, INC.  AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997



                                                           ADDITIONS
                                         -------------------------------------------
                                         Balance at      Charged to         Charged
                                         beginning       costs and          to other                          Balance at
         Description                      of year         expenses          accounts         Deductions       end of year
------------------------------           -----------  ----------------      --------         ----------       -----------
Year ended March 31, 1995
  Allowance for doubtful
    accounts                            $ 476,675       $  793,931             $   -        $  (350,391)       $  920,215
  Inventory obsolescence reserve          112,217          852,204                 -           (163,449)          800,972

Year ended March 31, 1996
  Allowance for doubtful
    accounts                            $ 920,215       $ (311,514)            $   -        $  (150,872)       $  457,829
  Inventory obsolescence reserve          800,972          365,794                 -                  -         1,166,766

Year ended March 31, 1997
  Allowance for doubtful
    accounts                            $ 457,829       $  464,407             $   -        $   (77,924)       $  844,312
  Inventory obsolescence reserve        1,166,766          585,900                 -           (192,896)        1,559,770
 *Returns and allowance reserve         2,965,091        5,631,906                 -         (6,741,997)        1,855,000

Note - Deductions represent uncollectible accounts or inventories written off.

* Indicates Inserted Item.

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 11.1           Statement Regarding Computation of Per Share Data

 27.1           Financial Data Schedule