Form 10-Q
period 1997-06-30
BOLLINGER INDUSTRIES INC
filed 1997-08-12
CIK 912894

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997

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

                602 FOUNTAIN PARKWAY, GRAND PRAIRIE, TEXAS 75050
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 343-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

     As of June 30, 1997, 4,000,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                               BOLLINGER INDUSTRIES, INC.

                                       INDEX

                                                                           Page No.
                                                                           --------
PART I - FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets -
                June 30, 1997, and March 31, 1997                             3

                Consolidated Statements of Earnings -
                Three Months Ended June 30, 1997 and 1996
                                                                              4

                Consolidated Statements of Cash Flows -
                Three Months Ended June 30, 1997 and 1996
                                                                              5

                Notes to Consolidated Financial Statements                  6 - 7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8 - 10

PART II - OTHER INFORMATION

    Item 1.     Legal Proceedings                                            11

    Item 5.     Other Information                                            11

    Item 6.     Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                   12

INDEX TO EXHIBITS AND EXHIBITS                                               13

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             June 30, 1997     March 31, 1997
                                                                             --------------    --------------
                                                                              (unaudited)
CURRENT ASSETS
   Cash ..................................................................   $       10,877    $        3,481
   Accounts receivable
       Trade, net of allowance for doubtful accounts .....................       19,765,507        16,804,959
       Other .............................................................          129,372           177,208
   Inventories (Note C) ..................................................       16,004,131        16,201,780
   Prepaid expenses ......................................................          741,995           533,215
                                                                             --------------    --------------
       Total current assets ..............................................       36,651,882        33,720,643
PROPERTY PLANT AND EQUIPMENT - NET .......................................        1,955,131         2,083,402
OTHER ASSETS
   Goodwill and other intangibles - net ..................................        1,121,754         1,138,654
   Notes receivable and other assets .....................................          677,822           951,085
   Deferred financing fees - net .........................................          442,472           495,568
                                                                             --------------    --------------
TOTAL ASSETS .............................................................   $   40,849,061    $   38,389,352
                                                                             ==============    ==============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Current portion of long term debt and other debt (Note D) ...........   $    2,239,122    $    2,907,954
     Accounts payable - trade ............................................       13,707,342        11,620,367
     Other current liabilities ...........................................          949,376         1,104,318
     Provision for restructuring of operations (Note F) ..................        2,052,587         2,160,169
                                                                             --------------    --------------
            Total current liabilities ....................................       18,948,427        17,792,808
LONG-TERM LIABILITIES
     Long term debt, net of current portion ..............................       17,517,932        15,575,411
                                                                             --------------    --------------
              Total liabilities ..........................................       36,466,359        33,368,219
                                                                             --------------    --------------
COMMITMENTS AND CONTINGENCIES ............................................             --                --
STOCKHOLDERS' EQUITY
     Preferred  stock -- $.01 par value; 1,000,000 shares authorized;
          none issued
     Common stock -- $.01 par value; 8,000,000 shares authorized; issued and outstanding 4,000,210 at June 30,1997, and March 31, 1997 ..
                                                                                     40,002            40,002
     Capital in excess of par ............................................       15,323,058        15,323,058
     Retained earnings (accumulated deficit) .............................      (10,980,358)      (10,341,927)
                                                                             --------------    --------------
           Total stockholders' equity ....................................        4,382,702         5,021,133
                                                                             --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $   40,849,061    $   38,389,352
                                                                             ==============    ==============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                              Three Months Ended Three Months Ended
                                                   June 30,          June 30,
                                                     1997              1996
                                                 ------------      ------------
Net sales ..................................     $ 20,516,641      $ 22,433,893
Cost of goods sold .........................       16,502,186        17,654,045
                                                 ------------      ------------

     Gross profit ..........................        4,014,455         4,779,848

Selling expenses ...........................        1,572,355         2,080,381
Distribution, general and
    administrative expenses ................        2,462,809         2,823,934
                                                 ------------      ------------
                                                    4,035,164         4,904,315
                                                 ------------      ------------

     Operating profit (loss) ...............          (20,709)         (124,467)

Other expense (income)
     Interest expense ......................          624,305           649,766
     Interest income .......................           (6,828)           (9,513)
     Miscellaneous .........................             (815)             --
                                                 ------------      ------------
                                                      616,662           640,253
                                                 ------------      ------------

     Earnings (loss) before income
           taxes ...........................         (637,371)         (764,720)

Income tax (expense) benefit (Note E) ......            1,060              --
                                                 ------------      ------------


Net earnings  (loss) .......................     $   (638,431)     $   (764,720)
                                                 ============      ============

Per share data:

Net earnings (loss) per common share .......     $       (.16)     $       (.19)
                                                 ============      ============
Weighted average common and
    common equivalent shares
    outstanding ............................        4,000,210         4,000,210
                                                 ============      ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                     THREE MONTHS   THREE MONTHS
                                                                        ENDED           ENDED
                                                                      JUNE 30,        JUNE 30,
                                                                        1997           1996
                                                                     -----------    -----------
Cash flow from operating activities
     Net earnings (loss) .........................................   $  (638,431)   $  (764,720)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities
    (Gain) loss on disposal of assets ............................          (815)          --
    Depreciation and amortization ................................       264,088        210,933
    Provision for restructuring of operations ....................      (107,582)      (398,895)
    Provision for Doubtful Accounts ..............................      (169,312)          --
    Provision for Obsolete Inventory .............................       (22,605)          --
    Changes in operating assets and liabilities
         Trade accounts receivable ...............................    (2,791,236)    (1,195,668)
         Other receivables .......................................        47,836         (1,114)
         Inventories .............................................       220,254      3,064,689
         Prepaid expenses ........................................      (208,780)      (279,903)
         Notes receivable and other assets .......................         5,881        (19,430)
         Accounts payable - Trade ................................     2,086,975     (1,215,091)
         Federal income tax payable ..............................          --          (43,847)
         Other current liabilities ...............................      (154,942)       383,386
         Current assets of discontinued operations ...............          --          (97,185)
                                                                     -----------    -----------

            Net cash provided by (used in) operating activities ..    (1,468,669)      (356,845)

Cash flow from investing activities
    Purchases of property and equipment ..........................       (39,939)        (8,958)
    Payments (advances made) on note receivable ..................       239,315         35,487
    Proceeds from sale of assets .................................         3,000           --
    Non-current assets from discontinued operations ..............          --           17,982
                                                                     -----------    -----------

           Net cash provided by (used in) investing activities ...       202,376         44,511

Cash flow from financing activities
     Net proceeds from (payments on) long term debt ..............     1,273,689        960,125
                                                                     -----------    -----------

           Net cash provided by (used in) financing activities ...     1,273,689        960,125

           Net increase (decrease) in cash .......................         7,396        647,791
Cash at beginning of period ......................................         3,481        408,871
                                                                     ===========    ===========
Cash at end of period ............................................   $    10,877    $ 1,056,662
                                                                     ===========    ===========

               The accompany notes are an integral part of these
                       consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

         The consolidated interim financial statements include the accounts of Bollinger Industries, Inc., its wholly owned subsidiaries and Bollinger Industries, L.P., a partnership wholly owned by Bollinger's subsidiaries (collectively the "Company").

         The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's form 10-K consolidated financial statements and notes for the year ended March 31, 1997.

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

         The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOW

         Supplemental disclosures:

                                        Three Months            Three Months
                                            Ended                   Ended
                                          June 30,                June 30,
                                     --------------------    ------------------
                                            1997                    1996
                                     --------------------    ------------------
Interest paid                            $   642,370              $   844,126

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE C - INVENTORIES

                                                   June 30,          March 31,
                                                     1997              1997
                                                 ------------      ------------
Raw materials                                    $  3,659,410      $  9,013,914
Work-in-process                                       200,441           328,436
Finished goods                                     13,681,445         8,419,200
Reserve for obsolescence                           (1,537,165)       (1,559,770)
                                                 ------------      ------------
                                                 $ 16,004,131      $ 16,201,780
                                                 ============      ============


NOTE D - NOTES PAYABLE

The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. This credit line was subsequently extended to four years with modification to several of the financial covenants. Availability, pursuant to the credit line, is based on the levels of specific current assets namely accounts receivable and inventory. The outstanding obligation at June 30, 1997, was $16.7 million with undrawn availability of $35,000 pursuant to the asset based formula.

NOTE E - INCOME TAXES

         The Company's effective federal income tax rates for the three months ended June 30, 1996 and 1997 respectively were 0% and 0%, based on providing a 100% valuation against the deferred tax benefit.

NOTE F - RESTRUCTURED INVENTORY

         In connection with the Company plan for restructuring of inventory, as disclosed in the Company's annual report and Form 10-K for year ended March 31, 1996, the Company has implemented measures to reduce inventory levels of targeted products. Of the approximately $12 million in inventory originally designated for liquidation, approximately $8.2 million of inventory was sold for $6.3 million with a resultant charge to the reserve of $1.9 million.

                                    MARCH 31, 1996            MARCH 31, 1997             JUNE 30, 1997
                              -------------------------   -----------------------   -------------------------
                               INVENTORY      RESERVE     INVENTORY     RESERVE      INVENTORY      RESERVE
                                 VALUE         AMOUNT       VALUE        AMOUNT        VALUE         AMOUNT
Celebrity Endorsed product    $ 5,175,000   $ 1,730,000   $  843,000   $  250,000    $  726,000   $   216,000
Other Product                   6,625,000     2,028,000    3,188,000    1,910,000     2,888,000     1,837,000
Other Costs                          --         202,000         --           --            --            --
                              -----------   -----------   ----------   ----------    -----------   -----------
                Total         $11,800,000   $ 3,960,000   $4,031,000   $2,160,000    $ 3,614,000   $ 2,053,000
                              ===========   ===========   ==========   ==========    ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-K and consolidated financial statements for the fiscal year ended March 31, 1997 and March 31, 1996; the Company's Form 10-Q for the quarter ending June 30, 1996; and the consolidated financial statements and related notes, for the quarter ended June 30, 1997, found elsewhere in this report.

         THREE MONTHS ENDED JUNE 30, 1997, COMPARED WITH JUNE 30, 1996

As fully disclosed in the Company's annual report and Form 10-K for the year ended March 31, 1996, and updated at March 31, 1997, the Company has embarked on a restructuring plan whereby it is focusing on its name brand products, including trampolines, and greatly reducing its use of celebrity endorsed products.

Consolidated net sales for the quarter ended June 30, 1997, decreased by $1.9 million as compared to the quarter ended June 30, 1996, a decrease of 9%. Decreases in the sales of fitness accessory products of $4.9 million were partially offset by gains in the sales of trampolines of $3.0 million. In the first three months of the current year, the Company successfully sold approximately $0.4 million of targeted inventory as part of the restructuring plan.

Gross profit for the quarter ended June 30, 1997, decreased $.8 million as compared to the quarter ended June 30, 1996, and decreased as a percentage of net sales from 21.3% in 1996 to 19.6% in 1997 for the same period. The reduction in gross profit was primarily due to a shift in sales from fitness accessory products to trampolines. Gross profits on trampoline sales have increased significantly compared to last year, however, margins on trampolines continue to be lower than margins on fitness accessory products.

The major thrust of the restructuring plan comprised the liquidation of certain inventories. The Company's initiative on vendor pricing, which was designed to significantly reduce purchase prices, will not have a significant effect on gross profit until the targeted inventory is liquidated.

Selling expenses for the quarter ended June 30, 1997, decreased by $508,000 as compared to the quarter ended June 30, 1996, and decreased as a percentage of net sales from 9.3% to 7.7%. The dollar decrease in selling expense, as well as the percentage decrease was directly related to the lower sales volume and the reduction in celebrity royalty expenses.

Distribution, general and administrative expenses for the quarter ended June 30, 1997, decreased by $361,000 as compared to the quarter ended June 30, 1996, and decreased as a percentage of net sales from 12.6% in 1996 to 12.0% in 1997. Reductions in rent, contract labor, consulting fees, and bad debt expense, partially offset by increased legal fees, led to the overall reduction.

The Company sustained an operating loss of $21,000 for the quarter ended June 30, 1997, as compared to an operating loss of $124,000 in the same quarter last year. The gross profit decline of $765,000 is partially offset by lower selling and distribution, general, and administrative expenses for a net improvement of $104,000 in operating income.

Interest expense for the quarter ended June 30, 1997, was $624,000 compared to $650,000 the previous year.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal source of financing has been borrowings from various financial institutions and its initial public offering. Net cash used by operating activities for the three months ended June 30, 1997, was $1,469,000 compared to cash used by operating activities for the same period in the prior year of $357,000. Cash generated from the collection of notes receivable and the proceeds from a revolving credit facility were used to fund higher trade accounts receivable and operating losses in the first quarter 1998.

In fiscal 1997, the Company secured a revolving credit facility with a financial institution providing a maximum line of credit of 25.0 million, subject to certain borrowing base requirements and covenants. As of June 30, 1997, outstanding balance was $16.7 million. This facility matures August 16, 2000. The Company is currently in compliance with all terms and covenants of the agreement.

Outstanding balances in the first quarter bore interest at an approximate rate of 10.25% compared to a rate of 11.25% for the first quarter last year. The Company also has a long term note payable, secured by the Irving facility, which bears interest at 11.50% per annum.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements". Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Quarterly Report, including without limitation under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and include the Company's ability to maintain sufficient gross margins, to reduce general, administrative and warehouse expenses, to increase sales of fitness accessory products, and to achieve profitability. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material changes in legal proceedings. Please refer to the Company's March 31, 1997 10-K filing.

ITEM 5. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                 10.58 Third Amendment to Loan and Security Agreement dated June 11, 1997, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation.

                 10.59 Twelfth Amendment to Loan and Security Agreement dated March 15, 1997, between Bollinger Industries, L.P. and NationsBank of Texas, N.A.

                 11.1   Computation of Earnings Per Share

                 27.1   Financial Data Schedule


                (b) No reports on Form 8-K were filed during the three month period ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BOLLINGER INDUSTRIES, INC.





Date:          August 8, 1997                  /s/ GLENN D. BOLLINGER
     -----------------------------           ----------------------------------
                                               Glenn D. Bollinger
                                               Chairman of the Board and
                                               Chief Executive Officer




Date:          August 8, 1997                  /s/ ROSE TURNER
     -----------------------------           ----------------------------------
                                               Rose Turner
                                               Senior Vice President - Finance,
                                               Chief Financial Officer,
                                               Treasurer and Secretary

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

               Exhibits              Description
               --------              -----------
                 10.58  Third Amendment to Loan and Security Agreement dated
                        June 11, 1997, between Bollinger Industries, Inc.,
                        Bollinger Industries, L.P. and NBF, Inc. and Foothill
                        Capital Corporation.

                 10.59  Twelfth Amendment to Loan and Security Agreement dated
                        March 15, 1997, between Bollinger Industries, L.P. and
                        NationsBank of Texas, N.A.

                 11.1   Computation of Earnings Per Share

                 27.1   Financial Data Schedule