Form 10-Q
period 1997-09-30
BOLLINGER INDUSTRIES INC
filed 1997-11-14
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     As of September 30, 1997, 4,000,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                             BOLLINGER INDUSTRIES, INC.
                                      INDEX

                                                                          Page No.
                                                                          --------
PART I - FINANCIAL INFORMATION

       Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheets -
                September 30, 1997 (unaudited), and March 31, 1997           3

                Consolidated Statements of Earnings -
                Three Months and Six Months Ended  September  30, 1997
                and September 29, 1996 (unaudited)                           4

                Consolidated Statements of Cash Flows -
                Six Months Ended September 30, 1997 and September 29,
                1996 (unaudited)                                             5

                Notes to Consolidated Financial Statements (unaudited)     6 - 7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8 - 11

PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                           12

       Item 5.  Other Information                                           12

       Item 6.  Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                  13

INDEX TO EXHIBITS AND EXHIBITS                                              14

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     September 30,          March 31,
                                                                                          1997                1997
                                                                                     -------------        ------------
                                                                                      (unaudited)
CURRENT ASSETS
   Cash ......................................................................       $     56,453        $      3,481
   Accounts receivable
       Trade, net of allowance for doubtful accounts of $794,687 and
       $844,312 and allowance for returns and allowances of $690,035 and
       $1,855,000, respectively ..............................................         12,861,072          16,804,959
       Other .................................................................             48,617             177,208
   Inventories (Note C) ......................................................         12,699,735          16,201,780
   Prepaid expenses ..........................................................            726,821             533,215
                                                                                     ------------        ------------
       Total current assets ..................................................         26,392,698          33,720,643
PROPERTY PLANT AND EQUIPMENT - NET ...........................................          1,594,051           2,083,402
OTHER ASSETS
   Goodwill and other intangibles - net ......................................          1,104,854           1,138,654
   Notes receivable and other assets .........................................            686,198             951,085
   Deferred financing fees - net .............................................            525,399             495,568
                                                                                     ------------        ------------
        Total Other Assets ...................................................          2,316,451           2,585,307
                                                                                     ------------        ------------
TOTAL ASSETS .................................................................       $ 30,303,200        $ 38,389,352
                                                                                     ============        ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt and other debt (Note D) ...............       $  1,863,799        $  2,841,645
     Accounts payable - trade ................................................         12,564,760          11,620,367
     Other current liabilities ...............................................            858,545           1,104,318
     Provision for restructuring of operations (Note F) ......................            550,805           2,160,169
                                                                                     ------------        ------------
            Total current liabilities ........................................         15,837,909          17,726,499
LONG-TERM LIABILITIES
     Long term debt, net of current portion ..................................         10,556,383          15,641,720
                                                                                     ------------        ------------
              Total liabilities ..............................................         26,394,292          33,368,219
                                                                                     ------------        ------------
COMMITMENTS AND CONTINGENCIES ................................................                 --                  --
STOCKHOLDERS' EQUITY
     Preferred  stock  -- $.01  par  value;  1,000,000 shares authorized;
          none issued ........................................................                 --                  --
     Common stock -- $.01 par value; 8,000,000 shares authorized; issued and outstanding 4,000,210 at September 30,1997, and March 31,
          1997 ...............................................................             40,002              40,002
     Capital in excess of par ................................................         15,323,058          15,323,058
     Retained earnings (accumulated deficit) .................................        (11,454,152)        (10,341,927)
                                                                                     ------------        ------------
           Total stockholders' equity ........................................          3,908,908           5,021,133
                                                                                     ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................       $ 30,303,200        $ 38,389,352
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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                      Three Months     Three Months      Six Months       Six Months
                                          Ended            Ended            Ended            Ended
                                      September 30,    September 29,    September 30,    September 29,
                                          1997             1996             1997             1996
                                      -------------    -------------    -------------    -------------
Net sales .........................   $  15,107,320    $  19,092,688    $  35,623,961    $  41,526,581
Cost of goods sold ................      12,355,971       15,481,197       28,858,157       33,135,242
                                      -------------    -------------    -------------    -------------

     Gross profit .................       2,751,349        3,611,491        6,765,804        8,391,339

Selling expenses ..................         956,463        1,416,063        2,528,818        3,496,444
Distribution, general and
    administrative expenses .......       2,605,666        2,635,066        5,068,475        5,459,000
                                      -------------    -------------    -------------    -------------
                                          3,562,129        4,051,129        7,597,293        8,955,444
                                      -------------    -------------    -------------    -------------

     Operating profit (loss) ......        (810,780)        (439,638)        (831,489)        (564,105)

Other expense (income)
     Interest expense .............         531,898          661,376        1,156,203        1,311,142
     Interest income ..............            (454)         (26,901)          (7,282)         (36,414)
     Gain on Sale of Assets ........       (868,430)              --         (869,245)              --
                                      -------------    -------------    -------------    -------------
                                           (336,986)         634,475          279,676        1,274,728
                                      -------------    -------------    -------------    -------------

     Earnings (loss)
           before income taxes ....        (473,794)      (1,074,113)      (1,111,165)      (1,838,833)

Income tax (expense)
           benefit (Note E) .......              --               --            1,060               --
                                      -------------    -------------    -------------    -------------

Earnings (loss) from
continuing operations .............   $    (473,794)   $  (1,074,113)   $  (1,112,225)   $  (1,838,833)
                                      =============    =============    =============    =============

Gain on disposal of
discontinued Healthcare
operation .........................              --          806,696               --          806,696
                                      -------------    -------------    -------------    -------------

Net earnings  (loss) ..............   $    (473,794)   $    (267,417)   $  (1,112,225)   $  (1,032,137)

Per share data:

Earnings (loss) from
    continuing operations .........   $        (.12)   $        (.27)   $        (.28)   $        (.46)
                                      =============    =============    =============    =============

Net earnings (loss) ...............   $        (.12)   $        (.07)   $        (.28)   $        (.26)
                                      =============    =============    =============    =============
Weighted average common
    and common equivalent
    shares outstanding ............       4,000,210        4,000,210        4,000,210        4,000,210
                                      =============    =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                      SEPTEMBER 30,     SEPTEMBER 29,
                                                                          1997              1996
                                                                    ----------------  ----------------
Cash flow from operating activities
     Net earnings (loss) ..........................................   $  (1,112,225)   $  (1,032,137)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities
    (Gain) loss on disposal of assets .............................        (869,245)              --
    Depreciation and amortization .................................         514,252          460,317
         Provision for restructuring of operations ................      (1,609,364)      (1,221,397)
         Provision for Returns and Allowances .....................      (1,164,965)        (454,280)
         Provision for Doubtful Accounts ..........................         (49,625)         281,014
         Provision for Obsolete Inventory .........................        (260,476)         301,450
    Changes in operating assets and liabilities
         Trade accounts receivable ................................       5,158,477        2,088,465
         Other receivables ........................................         128,591         (141,214)
         Inventories ..............................................       3,762,521        1,460,210
         Prepaid expenses .........................................        (193,606)        (365,581)
         Other assets .............................................           9,441           14,248
         Accounts payable - Trade .................................         944,393          234,635
         Other current liabilities ................................        (245,773)         156,164
         Current assets of discontinued operations ................              --          967,436
                                                                      -------------    -------------

            Net cash provided by (used in) operating activities ...       5,012,396        2,749,330

Cash flow from investing activities
    Purchases of property and equipment ...........................        (110,765)         (58,468)
    Payments (advances made) on note receivable ...................         199,315         (142,100)
    Proceeds from sale of assets (Note B) .........................       1,140,209               --
    Non-current assets from discontinued operations ...............              --           36,706
                                                                      -------------    -------------

           Net cash provided by (used in) investing activities ....       1,228,759         (163,862)

Cash flow from financing activities
     Net proceeds from (payments on) long term debt ...............      (6,063,183)      (1,962,193)
     Deferred Financing Fees ......................................        (125,000)        (634,577)
                                                                      -------------    -------------

           Net cash provided by (used in) financing activities ....      (6,188,183)      (2,596,770)

           Net increase (decrease) in cash ........................          52,972          (11,302)
Cash at beginning of period .......................................           3,481          408,871
                                                                      =============    =============
Cash at end of period .............................................   $      56,453    $     397,569
                                                                      =============    =============

         The accompany notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Certain prior year amounts have been reclassified to conform with the current year presentation.

         Revenue Recognition and Provisions for Chargebacks and Buybacks
         ---------------------------------------------------------------

         The Company recognizes sales revenue at the time the products are shipped to its customer. Provision is made currently for estimated product returns and deductions which may occur. These returns are generally for products that are salable with minor reworking of packaging or replacement of missing components. The term "chargebacks" refers to the action taken by the customer to withhold from payments or to apply for credit amounts for items such as volume discounts or rebates under marketing programs or pricing discrepancies, penalties, vendor compliance issues, shipping shortages and any other similar item under vendor compliance guidelines established by the customer. The provision for returns is estimated based on current trends and historical experience of returns. The provision for chargebacks is estimated based on the marketing programs designed for the customer, and recent historical experience based on volume.



NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplemental disclosures:

                                                Six Months       Six Months
                                                   Ended            Ended
                                               September 30,    September 29,
                                               -------------    -------------
                                                   1997             1996
                                               -------------    -------------
         Interest paid                         $   1,313,068    $   1,366,136

On July 18, 1997, the Company entered into an agreement for the sale of the Irving facility. On September 26, 1997, the contract was executed with the following cash flow effect:

         Sales Price                           $ 1,200,000
         Commission and Fees                        81,224
                                               -----------
         Proceeds from sale of building        $ 1,118,776

         Liabilities assumed by buyer               12,429
                                               -----------
         Cash received                         $ 1,106,347

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited - continued)

NOTE C - INVENTORIES

                                            September 30,       March 31,
                                                 1997             1997
                                            -------------     -------------
         Raw materials                      $   3,705,109     $   9,013,914
         Work-in-process                          308,562           328,436
         Finished goods                         9,985,356         8,419,200
         Reserve for obsolescence              (1,299,292)       (1,559,770)
                                            -------------     -------------

                                            $  12,699,735     $  16,201,780
                                            =============     =============

NOTE D - NOTES PAYABLE

         The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. This credit line was subsequently extended to four years with modification to several of the financial covenants. Availability, pursuant to the credit line, is based on the levels of specific current assets namely accounts receivable and inventory. The outstanding obligation at September 30, 1997, was $11.2 million with undrawn availability of $42,000, pursuant to the asset based formula. On September 30, 1997, $1,106,347 cash proceeds from the sale of the building in Irving were paid to the lien holder to reduce debt.

NOTE E - INCOME TAXES

         The Company's effective federal income tax rates for the three month and six month period ended September 29, 1996 and September 30, 1997 respectively were 0% and 0%, based on providing a 100% valuation allowance against the deferred tax benefit.

NOTE F - RESTRUCTURED INVENTORY

         In connection with the Company plan for restructuring of inventory, as disclosed in the Company's annual report and Form 10-K for year ended March 31, 1996, the Company has implemented measures to reduce inventory levels of targeted products. Of the approximately $12 million in inventory originally designated for liquidation, approximately $10.5 million of inventory was sold for $7.1 million with a resultant charge to the reserve of $3.4 million.

                    March 31, 1996             March 31, 1997            September 30, 1997
              -------------------------   -------------------------   -------------------------
               Inventory      Reserve      Inventory      Reserve      Inventory     Reserve
                 Value        Amount         Value        Amount         Value       Amount
              -----------   -----------   -----------   -----------   -----------   -----------
Celebrity
Endorsed
Product       $ 5,175,000   $ 1,730,000   $   843,000   $   250,000   $   109,000   $    33,000
Other
Product         6,625,000     2,028,000     3,188,000     1,910,000     1,231,000       518,000
Other Costs            --       202,000            --            --            --            --
              -----------   -----------   -----------   -----------   -----------   -----------
      Total   $11,800,000   $ 3,960,000   $ 4,031,000   $ 2,160,000   $ 1,340,000   $   551,000
              ===========   ===========   ===========   ===========   ===========   ===========


NOTE G - SUBSEQUENT EVENTS

        The Company and its wholly owned subsidiary NBF, Inc. entered into on November 13, 1997 an asset purchase agreement for the sale of its trampoline division to Hedstrom Corporation. The cash purchase price under the purchase agreement is $14,250,000, subject to an upward or downward adjustment for the Company's trampoline inventory at the closing. The purchase agreement covers inventory, equipment, and other assets of the Company and NBF that are related to the Company's trampoline division.

        The completion of the asset sale to Hedstrom is subject to closing contingencies. These include funding approval by Hedstrom's senior lenders and Hedstrom's due diligence with respect to the Company's trampoline customers. Subject to the closing contingencies and an extension of the closing date by the parties, the initial closing date is scheduled for November 21, 1997. If the sale is concluded, the Company will no longer be engaged in the manufacture and sale of trampolines after a short post closing transition period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-K and consolidated financial statements for the fiscal year ended March 31, 1997 and March 31, 1996; the Company's Form 10-Q for the quarters ending June 30, 1996, September 29, 1996, June 30, 1997; and the consolidated financial statements and related notes, for the quarter ended September 30, 1997, found elsewhere in this report.

 THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997, COMPARED WITH THE THREE
              MONTH AND SIX MONTH PERIOD ENDED SEPTEMBER 29 , 1996

As disclosed in the Company's annual report and Form 10-K for the year ended March 31, 1996, and updated at March 31, 1997, the Company has embarked on a restructuring plan whereby it is focusing on its name brand products, and greatly reducing its use of celebrity endorsed products.

Consolidated net sales for the quarter ended September 30, 1997, decreased by $4.0 million as compared to the quarter ended September 30, 1996, a decrease of 21%. Approximately $2.0 million of this decrease is attributable to net sales of Trampoline Products which decreased 27.8%. This decline was primarily the result of major customers inventory reduction plans. The reduction of approximately $2.0 million is attributable to net sales of other fitness accessory product, which decreased 16.8%. The Company successfully sold approximately $2.3 million of targeted inventory as part of the restructuring plan for this quarter. Net sales for the six months ended September 30, 1997, decreased by $5.9 million compared to the same period in 1996, a decrease of 14.2%. A decline in the sales of the fitness accessory product line of $7.0 million, a decrease of 28.7% was partially offset by a gain in the sales of trampolines of $1.0 million, an increase of 6.2%. In the first six months of the current year, the Company successfully sold approximately $2.7 million of targeted inventory as part of the restructuring plan. The decrease in net sales of other fitness accessory products resulted from a continuing trend of a slow down of purchases of the Company's light equipment items.

Gross profit for the quarter ended September 30, 1997, decreased $.9 million as compared to the quarter ended September 29, 1996, and decreased as a percentage of net sales from 18.9% in 1996 to 18.2% in 1997 for the same period. The reduction in gross profit was primarily due to non-recurring sale of inventory, pursuant to the restructuring plan and the decline in net sales, offset partially by the increase in trampoline sales. Gross profit percent on trampoline sales have increased significantly from 15.9% to 19.7% for the comparable quarters. Gross profit for the six months ended September 30, 1997, decreased $1.6 million and decreased 1.2% as a percentage of net sales as compared to the six months ended September 29, 1996. The shift in the margin percent was the result of the low margin on targeted inventory sales and the increase in trampoline sales that earn a lower gross margin than other fitness products. In addition, trampolines were a higher proportion of sales in the six months ended September 30, 1997.


The major thrust of the restructuring plan comprised the liquidation of certain inventories. The Company's initiative on vendor pricing, which was designed to significantly reduce purchase prices, will not have a significant effect on gross profit until the targeted inventory is liquidated. Management expects to sell the remainder of the targeted inventory during the third quarter.

Selling expenses for the quarter ended September 30, 1997, decreased by $460,000 as compared to the quarter ended September 29, 1996, and decreased as a percentage of net sales from 7.4 to 6.3%. The dollar decrease in selling expense, as well as the percentage decrease was directly related to the reversal of previously accrued royalty commissions of $508,000. Selling expenses for the six months ended September 30, 1997, decreased by $968,000 as compared to the first half of 1996, and decreased as a percentage of net sales from 8.4% to 7.1%.

Distribution, general and administrative expenses for the quarter ended September 30, 1997, decreased by $29,000 as compared to the quarter ended September 29, 1996, and increased as a percentage of net sales from 13.8% in 1996 to 17.2% in 1997. Distribution, general and administrative expenses for the six months ended September 30,1997 decreased $391,000 from the same period in the prior year. As a percentage, this category of expenses increased from 13.1% of net sales in the prior year to 14.2% in the current year. Reduction in rent, contract labor, consulting fees, and bad debt expense, partially offset by increased legal fees, led to the overall dollar reduction. The percentage increase resulted in much of distribution, general and administrative costs being fixed.

The Company sustained an operating loss of $811,000 for the quarter ended September 30, 1997, as compared to an operating loss of $440,000 in the same quarter last year. The gross profit decline of $860,000 is partially offset by lower selling and distribution, general, and administrative expenses. The Company sustained an operating loss of $831,000 for the six months ended September 30, 1997, as compared to an operating loss of $564,000 for the same period last year. The gross profit decline of $1,625,000 is partially offset by lower selling and distribution, general and administrative expenses.


Interest expense for the quarter ended September 30, 1997, was $532,000 compared to $661,000 the previous year. Interest expense for the six months ended September 30, 1997 was $1,156,000 compared to $1,311,000 the same period last year.

In the quarter ending September 30, 1997, the Company recorded $869,000 as a gain on the sale of fixed assets primarily from the sale of the building in Irving. In the quarter ending September 29, 1996 the Company recorded $807,000 as a gain on disposal of discontinued Healthcare operation.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal source of financing has been borrowings from various financial institutions and its initial public offering. Net cash generated by operating activities for the six months ended September 30, 1997, was $5,012,000 compared to cash provided by operating activities for the same period in the prior year of $2,749,000. Cash generated during both periods was primarily from the reduction of accounts receivables and inventories.

In 1996, the Company secured a revolving credit facility with a financial institution providing a maximum line of credit of $25.0 million, subject to certain borrowing base requirements and covenants. Availability, pursuant to the credit line, is based on the levels of specific current assets namely accounts receivable and inventory. As of September 30, 1997, the outstanding balance was approximately $11.2 million with an unused availability of approximately $42,000. This facility matures August 16, 2000. The Company is currently in compliance with all terms and covenants of the agreement. Cash generated from operating and investment activities was used to reduce the line of credit by $6,188,000 for the six months period ended September 30, 1997 and by $2,597,000 for the six months ended September 29, 1996.

Outstanding balances in the second quarter bore interest at an approximate rate of 10.25% compared to a rate of 10.5% for the second quarter last year. The Company also has a long term note payable which bears interest at 11.50% per annum which was substantially reduced with the sale of the Irving building.

In 1997 the Company received $1,106,347 cash from the sale of the Irving facility. In 1996, the Company received $1,246,157 cash and $293,547 in notes on the disposal of the Healthcare operation.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company filed a lawsuit against Denise Austin on December 2, 1996 in the 162nd District Court of Dallas County, Texas that was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division Case Number 3-97-CV-0246-G on February 6, 1997. Subsequently a suit was filed on December 30, 1996 by Denise Austin in the United States District Court, Eastern District of Virginia. The suit was filed for payment of royalties alleged to be due of approximately $655,000 . The Company filed counter claims in excess of such amount. Both of these suits were settled in July, 1997. In connection with the settlement, the Company recorded the reversal of accrued royalty commission of $508,000 which is reflected in the income of the quarter.


ITEM 5. OTHER INFORMATION

          Subsequent Events

        The Company and its wholly owned subsidiary NBF, Inc. entered into on November 13, 1997 an asset purchase agreement for the sale of its trampoline division to Hedstrom Corporation. The cash purchase price under the purchase agreement is $14,250,000, subject to an upward or downward adjustment for the Company's trampoline inventory at the closing. The purchase agreement covers inventory, equipment, and other assets of the Company and NBF that are related to the Company's trampoline division.

        The completion of the asset sale to Hedstrom is subject to closing contingencies. These include funding approval by Hedstrom's senior lenders and Hedstrom's due diligence with respect to the Company's trampoline customers. Subject to the closing contingencies and an extension of the closing date by the parties, the initial closing date is scheduled for November 21, 1997. If the sale is concluded, the Company will no longer be engaged in the manufacture and sale of trampolines after a short post closing transition period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.60 Commercial contract of sale dated July 18, 1997 between Bollinger Industries, Inc. and Hsiehs Investments Inc., a Texas Corporation

               11.1     Computation of Earnings Per Share

               27.1     Financial Data Schedule


         (b) No reports on Form 8-K were filed during the three month period ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BOLLINGER INDUSTRIES, INC.




Date: November 13, 1997              /s/ Glenn D. Bollinger
      -----------------              ------------------------------------------
                                     Glenn D. Bollinger
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: November 13, 1997              /s/ Rose Turner
      -----------------              ------------------------------------------
                                     Rose Turner
                                     Executive Vice President - Finance, Chief
                                     Financial Officer, Treasurer and Secretary




Date: November 13, 1997              /s/ Floyd DePauw
      -----------------              ------------------------------------------
                                     Floyd DePauw
                                     Controller and Chief Accounting Officer

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

     Exhibits                      Description
     --------                      -----------
      10.60      Commercial contract of sale dated July 18, 1997 between
                 Bollinger Industries,  Inc. and Hsiehs Investments Inc., a
                 Texas Corporation

      11.1       Computation of Earnings Per Share

      27.1       Financial Data Schedule