Form 10-Q
period 1997-12-31
BOLLINGER INDUSTRIES INC
filed 1998-02-13
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes  X     No
    ___       ___

         As of December 31, 1997, 4,000,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX

                                                                                                       Page No.
                                                                                                       ---------
PART I - FINANCIAL INFORMATION

        Item 1.     Consolidated Financial Statements

                    Consolidated Balance Sheets -
                    December 31, 1997 (unaudited), and March 31, 1997                                    3

                    Consolidated Statements of Earnings -
                    Three  Months and Nine Months  Ended  December 31, 1997 and December 29,
                    1996 (unaudited)                                                                     4

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended December 31, 1997 and December 29, 1996 (unaudited)
                                                                                                         5

                    Notes to Consolidated Financial Statements (unaudited)                             6 - 8

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                      9 - 12

PART II - OTHER INFORMATION

        Item 1.     Legal Proceedings                                                                   13

        Item 4.     Submission of Matters to a Vote of Security Holders                                 14

        Item 5.     Other Information                                                                   14

        Item 6.     Exhibits and Reports on Form 8-K                                                    14

SIGNATURES                                                                                              15

INDEX TO EXHIBITS AND EXHIBITS                                                                          16

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,      March 31,
                                   ASSETS                                                        1997            1997
                                                                                             ------------    ------------
                                                                                              (unaudited)
CURRENT ASSETS
   Cash ..................................................................................   $     17,321    $      3,481
   Accounts receivable
       Trade,  net of  allowance  for  doubtful  accounts of $671,002  and
       $844,312 and allowance  for returns and  allowances of $820,154 and
       $1,855,000, respectively ..........................................................     12,873,111      16,804,959
       Escrow receivable .................................................................      1,000,000              --
       Other .............................................................................         53,388         177,208
   Inventories (Note C) ..................................................................      7,825,105      16,201,780
   Prepaid expenses ......................................................................      1,048,827         533,215
                                                                                             ------------    ------------
       Total current assets ..............................................................     22,817,752      33,720,643
PROPERTY PLANT AND EQUIPMENT - NET .......................................................        926,596       2,083,402
OTHER ASSETS
   Goodwill and other intangibles - net ..................................................             --       1,138,654
   Notes receivable and other assets .....................................................        371,077         951,085
   Deferred financing fees - net .........................................................        456,982         495,568
                                                                                             ------------    ------------
        Total Other Assets ...............................................................        828,059       2,585,307
                                                                                             ------------    ------------
TOTAL ASSETS .............................................................................   $ 24,572,407    $ 38,389,352
                                                                                             ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Current portion of long term debt and other debt (Note D) ...........................   $  1,235,502    $  2,841,645
     Accounts payable - trade ............................................................      4,640,712      11,620,367
     Income tax payable ..................................................................        837,700              --
     Other current liabilities ...........................................................      1,518,125       1,104,318
     Provision for restructuring of operations (Note F) ..................................        340,023       2,160,169
                                                                                             ------------    ------------
            Total current liabilities ....................................................      8,572,062      17,726,499
LONG-TERM LIABILITIES
     Long term debt, net of current portion ..............................................      4,445,424      15,641,720
                                                                                             ------------    ------------
              Total liabilities ..........................................................     13,017,486      33,368,219
                                                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE G) ...................................................             --              --
STOCKHOLDERS' EQUITY
     Preferred  stock  -- $.01  par  value; 1,000,000 shares authorized;
          none issued ....................................................................             --              --
     Common stock -- $.01 par value; 8,000,000 shares authorized; issued and outstanding 4,000,210 at December 31, 1997, and March 31,
          1997 ...........................................................................         40,002          40,002
     Capital in excess of par ............................................................     15,323,058      15,323,058
     Retained earnings (accumulated deficit) .............................................     (3,808,139)    (10,341,927)
                                                                                             ------------    ------------
           Total stockholders' equity ....................................................     11,554,921       5,021,133
                                                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................   $ 24,572,407    $ 38,389,352
                                                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                Three Months    Three Months      Nine Months     Nine Months
                                                   Ended           Ended             Ended           Ended
                                                December 31,    December 29,       December 31,    December 29,
                                                    1997           1996               1997            1996
                                                ------------    ------------     ------------    ------------
Net sales ...................................   $ 15,888,556    $ 24,609,076    $ 51,512,517    $ 66,135,657
Cost of goods sold ..........................     13,068,363      21,264,045      41,926,520      54,399,287
                                                ------------    ------------    ------------    ------------

     Gross profit ...........................      2,820,193       3,345,031       9,585,997      11,736,370

Selling expenses ............................      1,399,606       1,798,644       3,928,424       5,295,088
Distribution, general and
    administrative expenses .................      2,894,770       2,846,265       7,963,245       8,305,265
                                                ------------    ------------    ------------    ------------
                                                   4,294,376       4,644,909      11,891,669      13,600,353
                                                ------------    ------------    ------------    ------------

     Operating profit (loss) ................     (1,474,183)     (1,299,878)     (2,305,672)     (1,863,983)

Other expense (income)
     Interest expense .......................        420,022         635,539       1,576,225       1,946,681
     Interest income ........................           (325)        (17,253)         (7,607)        (53,670)
    Gain on Sale of Assets...................    (10,377,593)         74,983     (11,246,838)         74,986
                                                ------------    ------------    ------------    ------------
                                                  (9,957,896)        693,269      (9,678,220)      1,967,997
                                                ------------    ------------    ------------    ------------

     Earnings (loss) before
           income taxes......................      8,483,713      (1,993,147)      7,372,548      (3,831,980)

Income tax (expense) benefit
           (Note E)..........................       (837,700)        (24,029)       (838,760)        (24,029)
                                                ------------    ------------    ------------    ------------

Earnings  (loss) from
continuing operations .......................   $  7,646,013    $ (2,017,176)   $  6,533,788    $ (3,856,009)
                                                ============    ============    ============    ============

Gain (loss) on disposal of
discontinued Healthcare
operation  ..................................             --         (95,976)             --         710,720
                                                ------------    ------------    ------------    ------------

Net earnings  (loss) ........................   $  7,646,013    $ (2,113,152)   $  6,533,788    $ (3,145,289)

Per share data:

Earnings (loss) from
    continuing operations ...................   $       1.91    $       (.50)   $       1.63    $       (.96)
                                                ============    ============    ============    ============

Net earnings (loss) .........................   $       1.91    $       (.53)   $       1.63    $       (.79)
                                                ============    ============    ============    ============
Weighted average common
    and common equivalent
    shares outstanding.......................      4,000,210       4,000,210       4,000,210       4,000,210
                                                ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           NINE MONTHS     NINE MONTHS
                                                                             ENDED            ENDED
                                                                          DECEMBER 31,     DECEMBER 29,
                                                                              1997            1996
                                                                          ------------    ------------
Cash flow from operating activities
     Net earnings (loss) ...............................................  $  6,533,788    $ (3,145,289)
     Adjustments  to  reconcile  net  earnings loss)  to  net  cash provided by (used in) operating activities
    (Gain) loss on disposal of assets ..................................   (11,246,838)       (710,720)
    Depreciation and amortization ......................................     1,036,416         670,524
         Provision for restructuring of operations .....................    (1,820,146)     (1,397,898)
         Provision for Returns and Allowances ..........................    (1,034,846)       (280,490)
         Provision for Doubtful Accounts ...............................       208,335         334,518
         Provision for Obsolete Inventory ..............................     1,355,783         306,854
    Changes in operating assets and liabilities
         Trade accounts receivable .....................................     4,459,731      (5,339,980)
         Other receivables .............................................       123,820         (51,788)
         Inventories ...................................................     5,222,264       5,148,276
         Income tax refund .............................................            --       2,182,545
         Prepaid expenses ..............................................      (515,612)       (198,911)
         Other assets ..................................................        18,082         396,436
         Accounts payable - Trade ......................................    (7,513,173)     (1,446,326)
         Income tax payable ............................................       837,700         (43,847)
         Other current liabilities .....................................       413,807         175,091
         Current assets of discontinued operations .....................            --       1,595,323
                                                                          ------------    ------------
            Net cash provided by (used in) operating activities ........    (1,920,889)     (1,805,682)

Cash flow from investing activities
    Purchases of property and equipment ................................      (271,050)       (349,222)
    Payments (advances made) on note receivable ........................       199,315          81,345
    Proceeds from sale of assets (Note B) ..............................    14,753,949       1,402,110
    Non-current assets from discontinued operations ....................            --          52,332
                                                                          ------------    ------------
           Net cash provided by (used in) investing activities .........    14,682,214       1,186,565

Cash flow from financing activities
     Net proceeds from (payments on) long term debt ....................   (12,342,485)        973,954
     Payments to Officers ..............................................      (280,000)             --
     Financing Fees ....................................................      (125,000)       (635,954)
                                                                          ------------    ------------

           Net cash provided by (used in) financing activities .........   (12,747,485)        338,000
           Net increase (decrease) in cash .............................        13,840        (281,117)
Cash at beginning of period ............................................         3,481         408,871
                                                                          ------------    ------------
Cash at end of period ..................................................  $     17,321    $    127,754
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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

ADOPTION OF NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," requiring companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. The Company adopted SFAS No. 128 during the third quarter of fiscal 1998 and it did not have any effect on the Company's EPS calculation and disclosures.

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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited - continued)



NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

       Supplemental disclosures:

                                                                    Nine Months    Nine Months
                                                                       Ended         Ended
                                                                    December 31,   December 29,
                                                                    -----------    -----------
                                                                       1997           1996
                                                                    -----------    -----------
  Interest Paid                                                     $  1,684,338   $  1,980,220
  Income tax refund received                                                       $ (2,154,917)
  Non cash financing transactions:
    Sale of assets-financed by notes from buyer                                    $    293,547
    Sale of assets-paid in escrow by buyer                          $  1,000,000   $     17,328
    Liabilities assumed by buyer                                                   $     16,843

 On July 18, 1997, the Company entered into an agreement for the sale of the Irving facility. On September 26, 1997, the contract was executed with the following cash flow effect:

  Sales Price                                                   $ 1,200,000
  Commission and Fees                                                81,224
                                                                 ----------
  Proceeds from sale of building                                $ 1,118,776
  Liabilities assumed by buyer                                       12,249
                                                                 ----------
  Cash received                                                 $ 1,106,347

 On November 13, 1997, Bollinger Industries, Inc. and its wholly owned subsidiary NBF, Inc. entered into an asset purchase agreement for the sale of its trampoline product line to Hedstrom Corporation. The contract was executed on November 21, 1997 and Bollinger received $13,250,000 cash from the sale of assets and $298,628 cash for sale of the adjusted inventory.

NOTE C - INVENTORIES

                                                 December 31,      March 31,
                                                    1997             1997
                                                ------------    ------------
         Raw materials                          $  1,836,879    $  9,013,914
         Work-in-process                              29,285         328,436
         Finished goods                            8,067,656       8,419,200
         Reserve for obsolescence                 (2,108,715)     (1,559,770)
                                                ------------    ------------
                                                $  7,825,105    $ 16,201,780
                                                ============    ============

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited - continued)


NOTE D - NOTES PAYABLE

         The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. This credit line was subsequently extended to four years with modification to several of the financial covenants. Availability, pursuant to the credit line, is based on the levels of specific current assets namely accounts receivable and inventory. The outstanding obligation at December 31, 1997, was $5.4 million with undrawn availability of $5.7 million, pursuant to the asset based formula.

NOTE E - INCOME TAXES

         The Company's effective federal income tax rates for the three month and nine month period ended December 29, 1996 and December 31, 1997 respectively were 0% and 2%. The income taxes for the three and nine months ended December 31, 1997 are comprised of state and alternative minimum federal income taxes. The company has a 100% valuation allowance provided for against the remaining deferred tax benefit.

NOTE F - RESTRUCTURED INVENTORY

                  In connection with the Company plan for restructuring of inventory, as disclosed in the Company's annual report and Form 10-K for year ended March 31, 1996, the Company has implemented measures to reduce inventory levels of targeted products. Of the approximately $12 million in inventory originally designated for liquidation, approximately $11.2 million of inventory was sold for $7.6 million with a resultant charge to the reserve of $3.6 million.

                      March 31, 1996            March 31, 1997           December 31, 1997
                      --------------            --------------           -----------------
                  Inventory      Reserve     Inventory     Reserve     Inventory      Reserve
                    Value        Amount        Value        Amount       Value        Amount
                 ------------  ----------   -----------  -----------  -----------   ----------
Celebrity
Endorsed
Product          $  5,175,000  $ 1,730,000  $   843,000  $   250,000  $    84,000   $   25,000
Other
Product             6,625,000    2,028,000    3,188,000    1,910,000      531,000      315,000
Other Costs                --      202,000           --           --           --           --
                 ------------  -----------  -----------  -----------  -----------   ----------
      Total      $ 11,800,000  $ 3,960,000  $ 4,031,000  $ 2,160,000  $   615,000   $  340,000
                 ============  ===========  ===========  ===========  ===========   ==========

NOTE G -- COMMITMENTS AND CONTINGENCIES

         The Company, certain of its officers and directors, former officers, former independent auditor, and the underwriters of the Company's initial IPO are defendants in certain shareholder lawsuits. The Company believes the lawsuits are without merit. However, if the plaintiffs prevail, the lawsuits could have a material adverse effect on the Company. The Company is unable to estimate the range of loss, if any. See Item 1. legal Proceedings.

         In the normal course of business, the Company is involved in various litigation. Management believes that the aggregate effect of any liability arising from such items would not be material to the consolidated statements of operations of financial position at December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-K and consolidated financial statements for the fiscal year ended March 31, 1997 and March 31, 1996; the Company's Form 10-Q's for the quarters ending June 30, 1996, September 29, 1996, December 29, 1996, June 30, 1997, September 30,
1997; and the Company's Form 8-K and Form 8-K/A dated November 26, 1997; and the consolidated financial statements and related notes, for the quarter ended December 31, 1997, found elsewhere in this report.

 THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997, COMPARED WITH THE THREE
              MONTH AND NINE MONTH PERIOD ENDED DECEMBER 29 , 1996

As disclosed in the Company's annual report and Form 10-K for the year ended March 31, 1996, and updated at March 31, 1997, the Company has embarked on a restructuring plan whereby it has focused on its name brand products and greatly reducing its use of celebrity endorsed products. In addition, the Company has divested the trampoline product line.

Consolidated net sales for the quarter ended December 31, 1997, decreased by $8.7 million as compared to the quarter ended December 29, 1996, a decrease of 35%. The trampoline division was sold in November, 1997 which accounted for approximately $3.6 million of the decline. The balance of the reduction, approximately $5.1 million, is attributable to net sales of other fitness accessory products, which decreased 36.7%. The Company successfully sold approximately $.7 million of targeted inventory as part of the restructuring plan for this quarter. Net sales for the nine months ended December 31, 1997, decreased by $14.6 million compared to the same period in 1996, a decrease of 22.1%. Sales of the fitness accessory product line declined $12.1 million, a decrease of 31.6% and sales of trampolines declined $2.5 million, a decrease of 9.1%. The decrease in net sales of other fitness accessory products resulted from a significant slowdown of purchases by a former major customer. The decline in trampoline product sales is due to the sale of the trampoline division before the quarter ended. In the first nine months of the current year, the Company successfully sold approximately $3.4 million of targeted inventory as part of the restructuring plan.

Gross profit for the quarter ended December 31, 1997, decreased $.5 million as compared to the quarter ended December 29, 1996, but increased as a percentage of net sales from 13.6% in 1996 to 17.7% in 1997 for the same period. The decrease in gross profit was primarily due to the sale of the trampoline division and the decline in fitness accessory product sales, partially offset by improved margins on fitness accessories and trampolines brought about by better purchasing overseas. Gross profit percentage on trampoline sales has increased significantly from 15.3% to 20.3% for the comparable quarters. Gross profit for the nine months ended December 31, 1997, decreased $2.2 million and increased
 .9% as a percentage of net sales as compared to the nine months ended

December 29, 1996. The shift in the margin percent was the result of the low margin on targeted inventory sales and the increase in trampoline sales that traditionally earn a lower gross margin than other fitness products. In addition, trampolines were a higher proportion of total company sales in the nine months ended December 31, 1997.

The major thrust of the restructuring plan comprised the liquidation of certain inventories. The Company's initiative on vendor pricing, designed to significantly reduce purchase prices, has begun to have a significant effect on gross profit but will not be fully realized until the targeted inventory is completely liquidated. Management expects to sell or dispose of the remainder of the targeted inventory during the fourth quarter of fiscal 1998.

Selling expenses for the quarter ended December 31, 1997, decreased by $399,000 as compared to the quarter ended December 29, 1996, and increased as a percentage of net sales from 7.3% to 8.8%. The dollar decrease in selling expense was related to the elimination of celebrity royalties and commissions on lower sales volume. Selling expenses for the nine months ended December 31, 1997, decreased by $1,367,000 as compared to the first nine months of 1996, and decreased as a percentage of net sales from 8.0% to 7.6%. The decrease was attributable to lower celebrity royalties and commissions on lower sales volume.

Distribution, general and administrative expenses for the quarter ended December 31, 1997, increased by $49,000 as compared to the quarter ended December 29, 1996, and increased as a percentage of net sales from 11.6% in 1996 to 18.2% in 1997. Distribution, general and administrative expenses for the nine months ended December 31, 1997 decreased $342,000 from the same period in the prior year. As a percentage, this category of expenses increased from 12.6% of net sales in the prior year to 15.5% in the current year. Reduction in rent, contract labor, consulting fees, and bad debt expense, partially offset by increased legal fees, led to the overall dollar reduction. The percentage increase resulted in much of distribution, general and administrative costs being fixed.

The Company sustained an operating loss of $1,474,000 for the quarter ended December 31, 1997, as compared to an operating loss of $1,300,000 in the same quarter last year. The gross profit decline of $525,000 is partially offset by a decrease in selling expenses of $399,000. The Company sustained an operating loss of $2,306,000 for the nine months ended December 31, 1997, as compared to an operating loss of $1,864,000 for the same period last year. The gross profit decline of $2,150,000 is partially offset by lower selling and distribution, general and administrative expenses.

Interest expense for the quarter ended December 31, 1997, was $420,000 compared to $636,000 the previous year. Interest expense for the nine months ended December 31, 1997 was $1,576,000 compared to $1,947,000 the same period last year. The significant reduction in interest expense was due to the steady reduction of long term debt and the accelerated reduction on debt made possible by the sale of the assets associated with the trampoline product line.

In the quarter ending December 31, 1997, the Company recorded $10,378,000 as a gain on the sale of fixed assets primarily from the sale of the trampoline division. In the quarter ending December 29, 1996 the Company recorded $96,000 as a loss on disposal of discontinued Healthcare operation.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal source of financing has been borrowings from various financial institutions and its initial public offering. Net cash used by operating activities for the nine months ended December 31, 1997, was $1,921,000 compared to cash used by operating activities for the same period in the prior year of $1,806,000. Cash generated was primarily from the reduction of accounts receivables and inventories in 1997, and from the reduction of inventories and collection of an income tax refund in 1996. Most of the proceeds from the sales of the trampoline division were used to reduce long term debt, trade payables and repay loans from officers of the Company.

In 1996, the Company secured a revolving credit facility with a financial institution providing a maximum line of credit of $25.0 million, subject to certain borrowing base requirements and covenants. Availability, pursuant to the credit line, is based on the levels of specific current assets namely accounts receivable and inventory. As of December 31, 1997, the outstanding balance was approximately $5.4 million with an unused availability of approximately $5.7 million. This facility matures August 16, 2000. The Company is currently in compliance with all financial covenants of the agreement. The Company received waivers for noncompliance of certain negative performance covenants of the loan agreement involving compensation and subordinated debt. The Company increased the overall aggregate compensation to executive officers and senior management employees due to bonuses paid or accrued which had not been paid or accrued in previous years. The Company paid the subordinated debt to the officers following the sale of the trampoline business. Cash generated from investment activities was used to reduce the balance of the line of credit by $12,467,000 and repay loans from officers in the amount of $280,000.

Outstanding balances in the second quarter bore interest at an approximate rate of 10.25% compared to a rate of 10.5% for the second quarter last year. The Company also had a long term note payable which bore interest at 11.50% per annum which was paid after the sale of the Irving building.

In 1997 the Company received $1,106,347 cash from the sale of the Irving facility and $13,250,000 from the sale of the trampoline business. In 1996, the Company received $1,246,157 cash and $293,547 in notes on the disposal of the Healthcare operation.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cause No. 96-02952; Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund v. Bollinger Industries, Inc. Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, Michael J. Beck, John L. Maguire, William Blair & Company, Rauscher Pierce Refsnes, Inc. and Grant Thornton, L.L.P.; in the 68th Judicial District Court of Dallas County, Texas (the "Suntrust Lawsuit"):

Bollinger, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants), are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves, and all persons similarly situated. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering that were issued by Bollinger, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. The lawsuit seeks recovery of actual, treble, and exemplary damages, attorney's fees and experts fees, as well as rescission, pre-judgment interest and extraordinary equitable and/or injunctive relief. The Company does not believe the Suntrust Lawsuit has merit and is vigorously defending same.

Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc. Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division ("the STI Lawsuit"):

Bollinger, Glenn D. Bollinger, Bobby D. Bollinger, Mr. Logan and Mr, Beck, are defendents in this lawsuit filed on March 22, 1996, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated and like the Suntrust Lawsuit, this lawsuit was also filed as a class action on behalf of a class of the persons who purchased securities issued by the Company at prices which allegedly were artificially inflated and maintained in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Plaintiffs seek damages, costs, and expenses. Management does not believe the STI Lawsuit has merit and is vigorously defending same.

         The Company filed a lawsuit against Denise Austin on December 2, 1996 in the 162nd District Court of Dallas County, Texas that was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division Case Number 3-97-CV-0246-G on February 6, 1997. Subsequently a suit was filed on December 30, 1996 by Denise Austin in the United States District Court, Eastern District of Virginia. The suit was filed for payment of royalties alleged to be due of approximately $655,000 . The Company filed counter claims in excess of such amount. Both of these suits were settled in July, 1997. In connection with the settlement, the Company recorded the reversal of accrued royalty commission of $508,000 which is reflected in the income of the second quarter of fiscal 1998.

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

         The Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Securities and Exchange Act of 1934 and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Securities and Exchange Act of 1934 and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Securities and Exchange Act of 1934 and regulation promulgated thereunder in the future, and agreed not to act as director or officer of a registered or reporting entity.

         From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business, that could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held it's Annual Meeting of Stockholders on October 2, 1997. During this meeting five directors, which constitutes the entire Board of Directors, were elected to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. The following individuals were elected:

                                                        VOTING SUMMARY
                               ----------------------------------------------------------------

            NAME               FOR                         WITHHELD                     NOT VOTING
            ----               ---                         --------                     ----------
Glenn D. Bollinger          3,463,028                       54,994                       482,188
Bobby D. Bollinger          3,463,028                       54,994                       482,188
John L. Maguire             3,469,122                       48,900                       482,188
Stephen L. Parr             3,469,122                       48,900                       482,188
Richard J. Tucker           3,467,522                       50,500                       482,188

King Griffin & Adamson, P.C. were appointed as the Company's auditors for fiscal 1998.

ITEM 5. OTHER INFORMATION

The Company has begun to upgrade its Management Information System to enhance the long term commitment to its customers and to lower the cost of doing business. To provide a stable platform to deliver its commitments, the Company has selected hardware and software from IBM, SAP, and HOLLAND TECHNOLOGY as the source of its Enterprise Resource Planning, (or ERP) system. The upgrade to the new system should be completed during the second quarter of fiscal 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               10.61     Assignment  and Assumption of Lease (this
                         "Assignment") between Americus Sumter Payroll
                         Development Authority ("Landlord"), NBF, Inc., a
                         Georgia Corporation ("Assignor"), and Plains Products,
                         Inc., a Georgia Corporation ("Assignee")

               10.62 Lease Termination Agreement ("this Agreement") between National Life Insurance Company ("Landlord") and Bollinger Industries, Inc. ("Tenant")

               11.1      Computation of Earnings Per Share

               27.1      Financial Data Schedule

         (b)    Reports on Form 8-K

         Two reports on Form 8-K were filed during the three month period ended December 31, 1997.

         Form 8-K was filed November 26, 1997 for the disposition of assets. Bollinger Industries, Inc. and its wholly owned subsidiary NBF, Inc. entered into an asset purchase agreement for the sale of its trampoline division to Hedstrom Corporation.

         Form 8-K/A was filed as of November 26, 1997 with a Pro Forma Condensed Consolidated Balance Sheet and Statement of Earnings to illustrate the offset of the sales of the trampoline division to Hedstrom Corporation.

         (c)    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BOLLINGER INDUSTRIES, INC.


Date:    February 13, 1998         /s/ Glenn D. Bollinger
                                   ----------------------------------------
                                     Glenn D. Bollinger
                                     Chairman of the Board and
                                     Chief Executive Officer




Date:    February 13, 1998         /s/ Rose Turner
                                   ----------------------------------------
                                     Rose Turner
                                     Executive Vice President - Finance, Chief
                                     Financial Officer, Treasurer and Secretary




Date:    February 13, 1998         /s/ Floyd DePauw
                                   ----------------------------------------
                                     Floyd DePauw
                                     Controller and Chief Accounting Officer

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

     Exhibits                       Description
     --------                       ------------
      10.61              Assignment and Assumption of Lease (this "Assignment")
                         between Americus Sumter Payroll Development Authority
                         ("Landlord"), NBF, Inc., a Georgia Corporation
                         ("Assignor"), and Plains Products, Inc., a Georgia
                         Corporation ("Assignee")

      10.62 Lease Termination Agreement ("this Agreement") between National Life Insurance Company ("Landlord") and Bollinger Industries, Inc. ("Tenant")

       11.1              Computation of Earnings Per Share

       27.1              Financial Data Schedule