Form 10-K
period 1998-03-31
BOLLINGER INDUSTRIES INC
filed 1998-06-29
CIK 912894

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                    For the fiscal year ended March 31, 1998;

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

              For the transition period from             to
                                            -------------  --------------

                         Commission file number 0-22716

                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     75-2502577
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          602 FOUNTAIN PARKWAY
          GRAND PRAIRIE, TEXAS                                  75050
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:             (972) 343-1000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 4, 1998, was $1,126,325.

The number of shares of common stock of the registrant outstanding on June 4, 1998, was 4,000,210.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

    ITEM                                                                                                            PAGE
    ----                                                                                                            ----
                                                        PART I

      1.    Business.........................................................................................         1
      2.    Properties.......................................................................................         5
      3.    Legal Proceedings................................................................................         5
      4.    Submission of Matters to a Vote of Security Holders..............................................         7

                                                         PART II

      5.    Market for Registrant's Common Equity and Related Stockholder Matters ...........................         8
      6.    Selected Financial Data..........................................................................         8
      7.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................................        10
      8.    Financial Statements and Supplemental Data.......................................................        18
      9.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.......................................................................................        18

                                                        PART III

     10.    Directors and Executive Officers of the Registrant...............................................        19
     11.    Executive Compensation...........................................................................        21
     12.    Security Ownership of Certain Beneficial Owners and Management...................................        22
     13.    Certain Relationships and Related Transactions...................................................        24

                                                         PART IV

     14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................        25

                                     PART I

ITEM 1.  BUSINESS.

         Bollinger Industries, Inc. (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1993, is a leading domestic supplier of consumer fitness products. The Company imports and distributes, primarily to mass retailers, an extensive consumer fitness line, including barbells and dumbbells, aerobic steps, exercise mats, weightlifting belts and gloves, reducing belts, suits and shorts, ankle and wrist weights, abdominal exercisers, weightlifting bars, walking accessories including pedometers and pulse monitors, and stationary exercise bicycles.

RESULTS OF RESTRUCTURING OF OPERATIONS

         During the fiscal years ended March 31, 1996 ("fiscal 1996") and March 31, 1997 ("fiscal 1997"), the Company suffered substantial operating losses as it changed its marketing focus from celebrity-endorsed products to Bollinger branded items and reduced its significant investment in inventory. (Please refer to the Company's Annual Reports on Form 10-K for fiscal 1996 and fiscal 1997 for additional information). This restructuring effort was completed in the fiscal year ended March 31, 1998 ("fiscal 1998") and operating losses were reduced by $1.6 million between fiscal 1997 and fiscal 1998. Inventory levels decreased from a high of $35.3 million in fiscal 1996 to $5.8 million at the end of fiscal 1998, and the Company anticipates further reductions in the first quarter of fiscal 1999. The reductions in inventory level have a broad based effect on operating income as labor, warehouse space, insurance and inventory carrying costs are reduced.

         Fiscal 1998 also saw the sale of the Company's trampoline product line to Hedstrom Corporation in November 1997. The sale of this product line was opportune for the Company, providing much needed capital and debt reduction. Liabilities at the end of fiscal 1997 were $33.4 million comprised of $18.5 million in long term debt and $14.9 million in trade, other payables and the reserve for restructuring. Liabilities at the end of fiscal 1998 were reduced to $6.5 million comprised of trade and other payables and no indebtedness to a financial institution. The debt reduction led to an overall improvement in net income by reducing the Company's interest payments experienced in prior years and improving the Company's negotiating position with overseas vendors.

         Additionally, the Company has ceased manufacture and assembly of its products, and commenced to source its product line from overseas vendors. This has allowed the Company to experience a higher gross margin on the products it markets and distributes, particularly in the hand-held accessory lines.

PRODUCTS AND MARKETS

         The Company imports and sells a complete line of more than 200 fitness accessory products, including barbells and dumbbells, aerobic steps and other aerobic products, weightlifting belts and gloves, exercise mats, ankle and wrist weights, weight lifting bars, waist trimmers, compression shorts and walking accessories. Other fitness products include weight sets, supports and support belts, hand grips, jump ropes and stationary bicycles. The majority of the Company's products (with the exception of the stationary bicycles) retail for less than $20.

         In addition to the Bollinger Fitness (TM) trademark, the Company's fitness accessories are sold under various trademarks to promote consumer identification and coordinate affiliated products. Weightlifting products include Starlock(C) weightlifting systems and BrightBells(C) dumbbells. Aerobics items include the Step by Step(TM), Flex Step(TM) and Soft Step(TM) low impact aerobic steps and RibMat(TM) exercise mats. Solar(TM) trimming products, Softone(C) wrist weights, and Exergrip(TM) strengthening putty are examples of other fitness accessory products available through the Company. The Company's stationary bicycles are sold under the ProTec(TM) mark.

         The Company markets its fitness accessories primarily to mass retailers, which include discount chains, department stores, sporting goods retailers and sports superstores, warehouse clubs and direct response television. In fiscal 1998, 1997 and 1996, the Company served approximately 300 to 500 accounts, although the Company's ten largest fitness accessory products customers accounted for approximately 91%, 88% and 80%, of the Company's total net sales in those years, respectively. In fiscal 1998 Wal-Mart accounted for 43.8% of gross sales and KMart accounted for 23.0% of gross sales. Examples of discount chain customers include Wal-Mart, KMart and Target. Sears is a representative department store customer. The mass retailer category also encompasses catalog customers like J.C. Penney and catalog showroom customers such as Service Merchandise. Sporting goods retailers and sports superstore customers include The Sports Authority, Oshman's Sporting Goods, H. Modell & Company, and Academy Sports. QVC and The Home Shopping Network are shop-at-home cable television networks that provide a direct response television outlet for the Company. Wal-Mart, KMart and Oshman's have been customers of the Company for approximately 20 years. The loss of one or more of the major customers could have a material adverse impact on the Company.

         Quality is an important element of the Company's merchandising strategy. To convey the image of quality to the consumer, the Company uses a merchandising approach that emphasizes quality through easily recognizable packaging and graphics. The Company's packaging style is uniform, with bright, coordinating colors, which has enabled it to increase the in-store merchandising impact of its products and awareness of the Bollinger brand name.

         The Company employs a program approach in marketing and selling its products to retailers. The products are presented to retailers as part of an integrated line rather than as single items. The Company offers program management services to help retail customers maximize results from the presentation, merchandising, and sale of its products. These services include
(1) helping to plan product mix and merchandise the product, and (2) providing responsive inventory management. The Company uses a computerized graphics system to create customized planograms and other individualized marketing and sales presentations for customers. Such presentations quickly illustrate how the optimum selection of fitness accessory products would fit into a given amount of shelf space. The depth and diversity of the Company's product line makes such presentations possible, and enhances the Company's ability to present complete category merchandising programs to retailers. The Company analyzes and validates its recommendations with product tracking and store level research.

PRODUCT SOURCING

         As part of the restructuring plan of fiscal 1996, which continued in fiscal 1997 and 1998, the Company decided to cease the domestic manufacture of its products and instead to source its products globally, with the lowest cost, highest quality providers. This increased overseas sourcing enabled the Company to lower the cost of its products, take advantage of freight savings as a result of increased levels of product shipments, and, when products are shipped directly to customers from overseas, to decrease warehouse facility expenses.

         The need for more overseas suppliers created a competitive pricing environment that the Company plans to continue to use to its advantage. The Company currently imports from China, Taiwan, Pakistan, Thailand, Malaysia and Mexico. The Company's imported products are packaged in custom packaging designed and monitored by the Company.

         During fiscal 1998, as Company manufacturing was phased out, approximately 24% of the Company's net sales were derived from products that were manufactured domestically, as compared to approximately 49% and 50% in fiscal 1997 and 1996, respectively. The Company's disposition of its trampoline product line in fiscal 1998 provided further decreases in the Company's manufacturing activities.

SALES

         The Company uses independent sales representatives and in-house sales personnel to market its products. In-house personnel are responsible for overseeing the independent representatives and for direct sales to major customers. The independent sales representatives work on a commission only basis, and specialize in the sale of sporting goods products to mass retailers. The independent sales representatives market a variety of sporting goods and therefore generally have strong relationships with the trade customers. The in-house sales personnel and the independent sales representatives coordinate with the Company's marketing department to produce a unified marketing and sales effort.

         The Company's executive officers directly manage the accounts of the largest customers and focus on the development of new customers. They are also responsible for all other customers and the management of the independent sales representatives.

         The Company continues to support the development of international sales. Through its separate international marketing group, it implements programs which allow the Company to take advantage of its sourcing flexibility, its merchandising expertise, and the depth of its product line to move into foreign markets. It uses a variety of distributorship and trading partner arrangements to allow access to these markets. Currently, the Company's products are sold in 31 nations and export sales in fiscal 1998 were approximately $1.4 million.

PRODUCT DEVELOPMENT

         The Company launched new initiatives at the beginning of fiscal 1998 to focus on creating, obtaining and developing new and innovative products and product ideas. The Company also regularly evaluates its existing products to determine how they may be repositioned to enhance the Company's competitive position in the marketplace. Additionally, the Company frequently reviews many unsolicited product ideas submitted to it, but generally does not make any advance commitments to purchase or license a new product submission. New products and product ideas are derived from individual inventors, small companies that do not have sufficient manufacturing capability or the relationships with mass retailers needed to market a new product, or consumers who submit new ideas based on personal experience. Once the Company has identified a product that it decides to distribute and market, it determines appropriate sourcing for the product to attempt to ensure both quality manufacture and low costs. The Company's product lines currently include more than 200 fitness accessory products.

COMPETITION

         The Company participates in a highly competitive industry, competing with a number of established manufacturers, importers and distributors of fitness products. Many competitors have significantly greater financial and other resources than those available to the Company. The Company believes that the principal competitive factors affecting its business include customer service, manufacturing and distribution capabilities, price, marketing and merchandising expertise, quality, brand name recognition and the ability to create and develop a broad variety of innovative products and concepts.

         The Company believes its principal competitors are large fitness equipment manufacturers, which also sell fitness accessory products, and smaller importers, which offer a more limited assortment of products than the Company or its larger competitors. There are relatively few barriers to entry into the fitness accessory products market.

         The Company believes that one of the largest fitness and exercise equipment manufacturers is Icon Health & Fitness, Inc. ("Icon"), which markets products under the brand names of Weslo, Healthrider, Weider and ProForm. Icon offers, among many other items, a line of packaged fitness accessory products similar to the Company's fitness accessory products. Although the Company believes that the majority of Icon's sales come from treadmills, exercise machines, and weight benches, Icon competes directly with the Company for sales of a large number of hand-held fitness accessory products. The Company believes that Icon has larger net sales than the Company.

PATENTS AND TRADEMARKS

         The Company has rights to a number of patented inventions, trademarks and trade names used in connection with the sale and marketing of its products. The Company does not believe it infringes on any patent, trademark or trade name rights.

         The Company currently owns and protects the rights to a number of U.S. patents and additionally has a number of exclusive and nonexclusive licenses under various other U.S. patents. It does not hold any foreign patents. The Company does not view any single patent as critical to its business and most of its patents or trademarks extend (with renewal options) for the next five years, except for the exclusive rights to the name and likeness of Nolan Ryan in connection with his endorsement of the Company's products, which expired in May 1997.

         The Company owns a number of trademarks and has licensed the use of additional trademarks in the U.S. The Company intends to protect such trademarks to the fullest extent practicable. The Company has registered its trademark in a number of foreign countries.

EMPLOYEES

         As of March 31, 1998, the Company employed 120 persons on a full-time basis (including 49 leased and 2 contract), of which 81 employees were engaged in receiving, purchasing, warehousing, and shipping activities, and 39 employees were engaged in sales, customer service, accounting, information technology, and other administrative functions. In addition, the Company, from time to time, uses part-time workers and/or contract labor. None of the Company's employees are represented by a union, and the Company believes relations with its employees are good.

REGULATIONS

         The Company and its products are subject to numerous federal, state, and local laws, rules and regulations ("Regulations"). Among the more significant of such Regulations are consumer product safety laws under which a company's products can be barred from sale or subject to recall if found to be hazardous; occupational safety and health laws; and environmental laws.

         The Company is not a party to any threatened or pending material regulatory action, other than as discussed below in "Item 3. Legal Proceedings."

ITEM 2.  PROPERTIES.

         The Company leases approximately 300,000 square feet of space in Grand Prairie, Texas, which is currently used as the corporate offices and houses its accounting and sales staff, as well as the main warehouse and shipping facility (exclusive of bonded warehouse facilities that are located in California for handling products). The lease on this facility expires May 1, 2004 and contains a renewal option to extend the lease for an additional three years.

         On December 31, 1997 the Company relinquished approximately 102,000 square feet of leased space at the Grand Prairie location without penalty. Additionally, prior to the sale of the trampoline product line, the Company moved from approximately 60,000 square feet of leased space in Americus, Georgia. This lease was assumed by a local Georgia concern and the Company was released from all obligations.

         In September 1997 the Company sold a facility in Irving, Texas, which contained 43,000 square feet, and previously housed the corporate, sales and accounting staff.

         The Company believes the current facility in Grand Prairie, Texas is in excess of its needs and intends to continue to reduce warehouse space in the future.

ITEM 3.  LEGAL PROCEEDINGS.

         Cause No. 96-02952; Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, Michael J. Beck, John L. Maguire, William Blair & Company, Rauscher Pierce Refsnes, Inc. and Grant Thornton, L.L.P.; in the 68th Judicial District Court of Dallas County, Texas (the "Suntrust Lawsuit"):

         The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants), are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves, and all persons similarly situated. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering that were issued by the Company, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Initial briefing on the class certification issues was completed following extensive discovery. Prior to the certification hearing, plaintiff's amended their petition asserting claims on behalf of a new plaintiff. Additional discovery is required on these new claims before the Court can consider whether the case should proceed as a class action. Significant additional discovery is also ongoing with regard to the merits of plaintiffs' claims. The lawsuit seeks recovery of actual, treble, and exemplary damages, attorneys' fees and expert fees, as well as rescission, pre-judgment interest and extraordinary equitable and/or injunctive relief. The case is currently set for trial in October 1998 although it is unlikely that the case will be ready for trial at that time. The Company believes it has several meritorious defenses to plaintiffs' claims, and continues to explore the factual basis for such defenses through the discovery process. Also note the STI lawsuit described in the following paragraph, involving similar issues.

         Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division ("the STI Lawsuit"):

         The Company, Glenn D. Bollinger, Bobby D. Bollinger, Mr. Logan and Mr. Beck, are defendants in this lawsuit filed on March 22, 1996, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Like the Suntrust Lawsuit, this lawsuit was also filed as a class action on behalf of a class of persons who purchased securities issued by the Company at prices which allegedly were artificially inflated and maintained in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. The plaintiffs seek damages, costs, and expenses. Briefing on whether the case should proceed as a class action was completed in May 1998 although the court has not ruled on the issue as of the issue date of this Report. In the interim, plaintiffs' amendment of the state court action resulted in the Company's filing of a motion to stay in this case. The court has not ruled on the Company's request to stay this action pending resolution of the substantially similar state court matter. Significant discovery has been conducted, and is continuing simultaneously with discovery in the state court action. The Company believes it has several meritorious defenses to plaintiffs' claims, and is actively pursuing such defenses. The case is currently set for trial October 1998.

         The Company filed a lawsuit against Denise Austin on December 2, 1996 in the 162nd District Court of Dallas County, Texas that was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division Case Number 3-97-CV-0246-G on February 6, 1997. Subsequently a suit was filed on December 30, 1996 by Denise Austin in the United States District Court, Eastern District of Virginia. The suit was filed for payment of royalties alleged to be due of approximately $655,000. The Company filed counter claims in excess of such amount. Both of these suits were settled in July 1997. In connection with the settlement, the Company recorded the reversal of accrued royalty commission of $508,000, which is reflected in the income of the second quarter of fiscal 1998.

         The Company was contacted by the Department of Labor ("DOL") in fiscal 1996 in regard to certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are held in the Company's 401(k) plan which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any other of the Company's employee benefit plans.

         The Internal Revenue Service ("IRS") is currently examining the Bollinger Employees Retirement Plan and Trust ("Plan"). In order to maintain its tax exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan currently has excess participant elective contributions over the maximum amount of such contributions permitted. As a result, the possible violation of tax laws and regulations could adversely effect the Plan's tax status. The Company has retained counsel for representation in this matter. At this time, the effect of such an IRS examination on the Company or the Plan, if any, cannot be determined.

         In connection with an investigation by the Securities and Exchange Commission, the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulation promulgated thereunder in the future, and agreed not to act as a director or officer of a registered or reporting entity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company completed its initial public offering ("IPO") of its common stock $0.01 par value (the "Common Stock") during November 1993 at a price of $12.50 per share. The Common Stock was quoted on the NASDAQ National Market under the trading symbol "BOLL." However, due to delinquencies in filing certain reports with the Securities and Exchange Commission and other matters, the NASDAQ "delisted" the Company's Common Stock in August 1995. The Company's Common Stock is currently traded over-the-counter. The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the Common Stock as reported by a market maker of the Company's Common Stock or the over-the-counter Bulletin Board.

                                                         PRICE RANGE
                                        ----------------------------------------------
                                              FISCAL 1998            FISCAL 1997
                                        ----------------------  ----------------------
                                           HIGH         LOW       HIGH         LOW
                                        ----------  ----------  ----------  ----------
      First Quarter ...............     $     1.50  $     0.50  $     3.00  $     1.25
      Second Quarter ..............           1.87        0.62        2.37        1.31
      Third Quarter ...............           1.12        0.62        1.69        0.56
      Fourth Quarter ..............           1.00        0.63        1.00        0.56

         On June 4, 1998 the closing sale price of the Common Stock as reported by the over-the-counter Bulletin Board was $0.6875 per share. As of June 4, 1998 there were approximately 54 holders of record of the Common Stock.

         The Company has not paid cash dividends on its Common Stock since its inception. The Company's board of directors does not anticipate payment of any cash dividends by the Company in the foreseeable future and such payments are restricted by agreements with its primary lender.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected historical financial data presented below is derived from the consolidated financial statements of the Company. The consolidated financial data for the fiscal year ended March 31, 1994 is derived from the historical consolidated financial statements of the Company, which have been audited by Grant Thornton, L.L.P., independent certified public accountants. The consolidated financial data for the fiscal years ended March 31, 1995, 1996, 1997 and 1998 are derived from the historical consolidated financial statements of the Company, which have been audited by King Griffin & Adamson P.C. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes included elsewhere in this Report.

                                                                           FISCAL YEAR ENDED MARCH 31,
                                                      ------------------------------------------------------------------
                                                         1998          1997          1996          1995          1994
                                                      ----------    ----------    ----------    ----------    ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     STATEMENT OF OPERATIONS (1)
Net sales .........................................   $   58,794    $   82,599    $   80,300    $   67,894    $   38,746
Cost of goods sold ................................       47,803        69,723        62,197        50,546        26,982
                                                      ----------    ----------    ----------    ----------    ----------

     Gross profit .................................       10,991        12,876        18,103        17,348        11,764

Selling expenses ..................................        4,890         6,879         7,877         6,862         4,070
Distribution, general and administrative expenses .        9,963        11,506        12,115         8,422         4,224
Restructuring of operations .......................           --            --         3,960            --            --
                                                      ----------    ----------    ----------    ----------    ----------

                                                          14,853        18,385        23,952        15,284         8,294
                                                      ----------    ----------    ----------    ----------    ----------

    Operating profit (loss) .......................       (3,862)       (5,509)       (5,849)        2,064         3,470

Other expense (income)
    Interest expense ..............................        1,749         2,552         2,252         1,167           667
    Gain on sale of assets ........................      (11,248)           --            --            --            --
    Other .........................................          (55)          (50)         (105)          (47)          (65)
                                                      ----------    ----------    ----------    ----------    ----------
                                                          (9,554)        2,502         2,147         1,120           602
                                                      ----------    ----------    ----------    ----------    ----------

    Earnings (loss) from continuing operations
            before income tax expense (benefit) ...        5,692        (8,011)       (7,996)          944         2,868

Income tax expense (benefit) ......................          226           (92)       (1,135)          350         1,042
                                                      ----------    ----------    ----------    ----------    ----------

    Earnings (loss) from continuing operations (2).        5,466        (7,919)       (6,861)          594         1,826

Discontinued operations
   Earnings (loss) from operations net of income
       tax benefit ................................           --            --          (592)         (525)          550
  Gain (loss) on disposal, net of income tax
       benefit including a $1,199,118 and
       $325,380 provision for operating losses
       during phase out period in 1996 and 1994 ...           --           478          (770)           --          (573)
                                                      ----------    ----------    ----------    ----------    ----------

  Earnings (loss) from discontinued operations(3) .           --           478        (1,362)         (525)          (23)
                                                      ----------    ----------    ----------    ----------    ----------

 Net earnings (loss) ..............................   $    5,466    $   (7,441)   $   (8,223)   $       69    $    1,803
                                                      ==========    ==========    ==========    ==========    ==========

 Per share data (basic):
   Earnings (loss) from continuing operations .....   $     1.37    $    (1.98)   $    (1.85)   $     0.15    $     0.59
                                                      ==========    ==========    ==========    ==========    ==========

   Net earnings (loss) ............................   $     1.37    $    (1.86)   $    (2.22)   $     0.02    $     0.59
                                                      ==========    ==========    ==========    ==========    ==========

 Weighted average common and common equivalent
   shares outstanding .............................        4,000         4,000         3,710         3,967         3,079
                                                      ==========    ==========    ==========    ==========    ==========

                                                                                     MARCH 31,
                                                       ----------------------------------------------------------------------
                                                          1998           1997           1996           1995           1994
                                                       ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA
Working capital ..................................     $    8,839     $   15,994     $    8,322     $   15,725     $   18,038
Total assets .....................................         17,001         38,389         58,381         55,422         27,632
Total long term debt and capital leases ..........            815         15,642            577            223            500
Total debt and capital leases ....................          1,170         18,483         23,260         26,810          4,977
Stockholders' equity .............................         10,487          5,021         12,463         20,467         19,398

--------------------

(1) The Statements of Operations for fiscal 1995 and 1994 have been reclassified to reflect the discontinued operations of the Healthcare Division.

(2) The Company sold substantially all of the assets of the Healthcare Division during September 1996. Earnings from continuing operations does not reflect the results of operations for the Healthcare Division. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C of "Notes to Consolidated Financial Statements."

(3) Represents results of discontinued operations of the Healthcare Division. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Report.

GENERAL

         The Company currently designs, imports, and distributes a variety of fitness equipment accessories and related products.

         During the fourth quarter of fiscal 1996, management undertook a comprehensive review of the Company's marketing strategy, profitability and liquidity, which resulted in the adoption of a three point plan (refer to Annual Report on Form 10-K for fiscal 1996) (the "Restructuring Plan"). The components of the Restructuring Plan are as follows: dispose of certain targeted inventory and phase out certain celebrity-endorsed products; dispose of the Company's sports medicine and safety products business (the "Healthcare Division"), and revise certain operating policies and procedures. The Restructuring Plan was implemented in fiscal 1997 and completed in fiscal 1998.

         Additionally, on November 13, 1997 the Company and its wholly-owned subsidiary, NBF, Inc., entered into an asset purchase agreement for the sale of its Trampoline Product Line to Hedstrom Corporation. The transaction was consummated on November 21, 1997, and the purchase price was $14,549,000 after adjustments for inventory at closing. The Company received $13,549,000 in cash and recorded $1,000,000 in escrow receivable payable to the Company in fiscal 1999.

RESTRUCTURING OF OPERATIONS

         The most significant elements of the Restructuring Plan were to substantially reduce inventory levels, and to reduce the emphasis on celebrity-endorsed products. Through the implementation of the Restructuring Plan, the Company expected to reduce interest costs, generate much needed capital, reduce warehousing and related costs, reduce royalty expense, improve gross profit, and increase net earnings per share. Inventory levels at fiscal year end have decreased substantially from $30.1 million in fiscal 1996 to $16.2 million in fiscal 1997 to $5.8 million in fiscal 1998 and inventory originally targeted for expedient disposal has been reduced from approximately $12.0 million in fiscal 1996 to approximately $4.0 million in fiscal 1997 and completely disposed of by the end of fiscal 1998. The Company has reduced interest costs from $2,552,000 in fiscal 1997 to $1,749,000 in fiscal 1998. The Company has also reduced warehousing costs by reducing available space from 546,000 square feet in fiscal 1996 to 302,000 square feet the end of fiscal 1998. Royalty expenses for celebrity-endorsed products have been substantially eliminated, and gross margin as a percent of net trade sales has improved 3% from fiscal 1997 to fiscal 1998. The Company did not experience improved gross margin dollars and related earnings per share from this restructuring due to a decline in the overall sales level of fitness accessory products. The Company has now achieved the principal purposes of the Restructuring Plan.


DISCONTINUED OPERATIONS-HEALTHCARE DIVISION

         Management determined in January of 1996 that it would be in the best interest of the Company to dispose of its Healthcare Division. The largest portion of this division was sold in September 1996, with the remainder disposed of or abandoned in January 1997. The Company recorded a one time gain in relation to this sale of $477,000 net of income tax expense of $246,000.

PROFITABILITY

         The Company has experienced many areas of improvement, due to the successful implementation of the Restructuring Plan, but there are several areas that must continue to be addressed in fiscal 1999 for the Company to attain operating profitability as discussed below.

         NET SALES: The Company has experienced excessive customer returns and allowances in the past, but has been able to stabilize the number and dollar amount of these returns and allowances. Sales of the Company's fitness accessory line weakened in fiscal 1998 due partially to increasing competition from changes in a mass retailers' buying habits that include direct importation of many fitness accessory items.

         The demand for the Company's fitness accessory products often tracks the demand for heavily promoted "infomercial" items presented by other light equipment suppliers. The light equipment industry and the fitness accessory category did not experience any significant promotions in fiscal 1998, which led to a decline in demand for the Company's products.

         COST OF SALES AND GROSS MARGIN: The Company experienced improved margins due to lower inventory acquisition costs made possible by new sourcing activities which was offset to a significant degree by the disposition of the remaining targeted inventory at losses that exceeded the restructuring reserves. The blended effect of these items was a 3 % improvement in gross margin from fiscal 1997 to fiscal 1998 but a dollar erosion of $1.9 million due to reduced sales volume. The Company believes that continuing to source its products from lowest cost and highest quality providers will enable it to improve gross margins in fiscal 1999, and further believes the addition of new product offerings will significantly reduce sales erosion.

         WAREHOUSING, SELLING, AND GENERAL AND ADMINISTRATIVE EXPENSES: During fiscal 1998, as inventory levels were reduced and warehousing facilities consolidated, the Company saw improvements in the fixed costs associated with warehousing and storing of its products. The Company substantially reduced warehousing, selling, and general and administrative expenses in fiscal 1998 for an overall decline of $3.5 million from the prior fiscal year based on improved internal controls, reduced warehouse space and fewer royalties for celebrity-endorsed products. The Company is currently installing a fully integrated computer system which should provide faster access to critical information with less manual and clerical intervention, the effect of which is to continue to lower costs through reduced staffing and improved inventory management.

SALE OF ASSETS

         In November 1997 the Company sold its trampoline product line for $14,549,000 and received $13,250,000 cash from the sale of certain assets, $299,000 cash for the sale of the adjusted inventory and $1,000,000 in an escrow receivable.

         In September of 1997, the Company sold the Irving, Texas facility for $1,200,000 and received $1,106,000 cash after commission and other expenses.

         In September 1996 the Company sold substantially all of the assets of its Healthcare Division, which supplied sports medicine and safety products to the medical markets. The Company realized a net gain from the sale of this division of $477,000 net of income tax expense of $246,000. The results of operations of the Healthcare Division are reflected in the Company's consolidated financial statements for fiscal 1997 as discontinued operations.

RESULTS OF OPERATIONS

         The following table presents for the periods indicated certain items derived from the Company's consolidated statements of operations expressed as a percentage of net sales. The trends in sales or earnings illustrated in the following table may not be indicative of future results.

                                                                                                      PERCENTAGE INCREASE
                                                           PERCENTAGE OF NET SALES                         (DECREASE)
                                                  ------------------------------------------      --------------------------
                                                                                                     FISCAL          FISCAL
                                                            FISCAL YEAR ENDED MARCH 31,               1998            1997
                                                                                                          OVER FISCAL
                                                      1998            1997            1996            1997            1996
                                                  ----------      ----------      ----------      ----------      ----------
Net sales ...................................          100.0           100.0           100.0             (29)              3
Cost of goods sold ..........................           81.3            84.4            77.5             (31)             12
                                                  ----------      ----------      ----------
     Gross profit ...........................           18.7            15.6            22.5             (15)            (29)

Selling expenses ............................            8.3             8.4             9.8             (29)            (13)
Distribution general and
    administrative expenses .................           17.0            13.9            15.1             (13)             (5)
Restructuring of operations .................            0.0             0.0             4.9               0            (100)
                                                  ----------      ----------      ----------
                                                        25.3            22.3            29.8             (19)            (23)
                                                  ----------      ----------      ----------
     Operating profit (loss) ................           (6.6)           (6.7)           (7.3)            (30)             (6)

Interest expense ............................            3.0             3.1             2.8             (31)             13
Gain on sale of assets ......................          (19.2)            0.0             0.0             100               0
Other expense (income)-net ..................           (0.1)           (0.1)           (0.1)             10             (52)
                                                  ----------      ----------      ----------
                                                       (16.3)            3.0             2.7             482              16
     Earnings (loss) from continuing
       operations before income taxes .......            9.7            (9.7)          (10.0)            171               0
Income tax expense (benefit) ................            0.4            (0.1)           (1.5)            346             (91)
                                                  ----------      ----------      ----------

     Earnings (loss) from continuing
       operations ...........................            9.3            (9.6)           (8.5)            169             (15)
                                                  ==========      ==========      ==========

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

         The Company's fitness accessory products ("Fitness Accessory Products") consist of two major product categories - trampoline products ("Trampoline Products") and other fitness accessory products ("Other Fitness Accessory Products"). The trampoline product category was sold in November 1997.

         Net sales of Fitness Accessory Products in fiscal 1998 decreased by approximately $23.8 million from fiscal 1997, a decrease of 28.8%. After eliminating the effect of the sale of the trampoline product line before year end (approximately an $8.0 million decline) the remaining $15.8 million decline is attributable to net sales of Other Fitness Accessory Products, which decreased 32.1%. The decrease in net sales of Other Fitness Accessory Products resulted from an overall decline in demand for the Company's products and direct importation by one of the Company's customers.

         In fiscal 1995 and 1996 the Company had experienced a high rate of product returns and customer chargebacks. The Company's method for recording and analyzing chargebacks, including returned merchandise deductions, has improved substantially over the last three years. The Company has improved internal procedures for receiving and reworking product returns as they arrive in the warehouse, increased the number and talent of the accounts receivable staff, and included a full review of customer deductions and payment practices in the management review process to avoid any significant unplanned adjustments to earnings.

          Returns and deductions from customers ranged from a high of approximately 12% of sales in the first quarter to approximately 5% by fiscal year end, however an average of 8% for the year is in line with the Company's anticipated cost for returns.

         Gross profit for Fitness Accessory Products in fiscal 1998 decreased by approximately $1.9 million over fiscal 1997, and increased as a percentage of net sales from 15.6% in fiscal 1997 to 18.7% in fiscal 1998. Other Fitness Accessory Products improved by 2% from fiscal 1997 to fiscal 1998 due to improved costs of products from overseas suppliers. The remaining improvement was attributable to the trampoline product line.

         Selling expenses for Fitness Accessory Products in fiscal 1998 decreased by approximately $2.0 million compared to fiscal 1997 and were 8.3% of net sales in fiscal 1998 and in fiscal 1997. The dollar decrease in selling expenses is attributed to the decrease in celebrity commissions, sales commissions and royalties, as a result of discontinuing celebrity endorsements and to reduced sales.

         Distribution, general and administrative expenses for Fitness
Accessory Products decreased by approximately $1.5 million in fiscal 1998 compared to fiscal 1997 and increased as a percentage of net sales of Fitness Accessory Products from 13.9% in fiscal 1997 to 16.9% in fiscal 1998. The decrease in distribution, general and administrative expenses results from the reduction of warehouse supplies, rent and labor costs. In addition, distribution, general and administrative expenses were lower than the previous fiscal year due to a decrease in insurance and bad debt expense, and better cost controls partially offset by an increase in legal fees. The percentage increase resulted because most distribution, general and administrative costs are fixed and do not fluctuate with volume.

         Operating loss from continuing operations in fiscal 1998 as compared to fiscal 1997 improved by $1.6 million. As a percentage of net sales, operating loss slightly improved from a 6.7% operating loss in fiscal 1997 to a 6.6% operating loss in fiscal 1998.

         Interest expense for continuing operations in fiscal 1998 decreased approximately $800,000 from fiscal 1997 primarily due to the reduction of debt after receiving proceeds from the sale of the trampoline product line. Additionally, the average loan balance was lower in fiscal 1998 due to substantially lower inventory levels. Interest rates increased from 10.0% in fiscal 1997 to 10.25% in fiscal 1998.

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

         Gross profit for Fitness Accessory Products in fiscal 1997 decreased by approximately $5.2 million over fiscal 1996, but decreased as a percentage of net sales from 22.5% in fiscal 1996 to 15.6% in fiscal 1997. This is due, in part, to Trampoline Products earning a lower gross margin than Other Fitness Products and comprising a higher proportion of sales in fiscal 1997. Gross margins of the Other Fitness Accessory Products were lower in fiscal 1997 than fiscal 1996 due primarily to the sale of $5 million of inventory targeted for disposal at a gross margin of 9% and the loss of the light equipment sales which carry higher gross margin percentage than other fitness accessories.

         Selling expenses for Fitness Accessory Products in fiscal 1997 decreased by approximately $1.0 million compared to fiscal 1996 and decreased as a percentage of net sales of Fitness Accessory Products from 9.8% in fiscal 1996 to 8.3% in fiscal 1997. The dollar decrease and percentage decrease in selling expenses in dollars is attributed to the decrease in celebrity endorsements.

          Distribution, general and administrative expenses for Fitness Accessory Products decreased by $600,000 compared to fiscal 1996 and decreased as a percentage of net sales of Fitness Accessory Products from 15.1% in fiscal 1996 to 13.9% in fiscal 1997. The decrease in distribution, general and administrative expenses in dollars is attributed to the reduction of excess warehouse rent and labor costs. In addition, distribution, general and administrative expenses were lower than in the previous fiscal year due to a decrease in the use of temporary employees in the office and better cost controls.

         Operating loss from continuing operations in fiscal 1997 as compared to fiscal 1996 decreased by $300,000. As a percentage of net sales, operating loss decreased from a 7.3% operating loss in 1996 to a 6.7% operating loss in fiscal 1997.

         Interest expense for continuing operations in fiscal 1997 increased approximately $300,000 from fiscal 1996 primarily due to fees associated with obtaining alternative financing. The average loan balance was lower in fiscal 1997 due to substantially lower inventory levels and decreases in accounts payable. Interest rates improved from 11.75% to 10.0% in fiscal 1997.

SEASONALITY; QUARTERLY RESULTS

         In the past, the Company's net sales and earnings have been higher in the last six months of the fiscal year compared to the first six months of the fiscal year. This trend was mitigated by the seasonality of trampoline sales which tend to be higher in the spring and Christmas selling seasons. The sale of the trampoline product line in November 1997 substantially reduced sales during the last two quarters of fiscal 1998. Net earnings for the Company will generally rise and fall with sales volume, although not directly in proportion to the change in net sales due to certain of the Company's expenses being relatively fixed while others are variable. The Company's quarterly operating results may also vary depending on such other factors as the timing of significant customer orders, the mix of products sold, and the efficiency of operations.

         The following table sets forth selected quarterly unaudited information for fiscal 1998, 1997 and 1996. In the opinion of the Company, such information reflects all adjustments, consisting only of normal recurring adjustments necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of the results for any future period. Dollars are in thousands, except per share data.

                                                                                   THREE MONTHS ENDED
                                          FISCAL 1998                                  FISCAL 1997
                       --------------------------------------------    --------------------------------------------
                       JUNE 30,    SEPT. 30,    DEC. 31,   MAR. 31,     JUNE 30,   SEPT. 29,   DEC. 29,     MAR. 31,
                         1997        1997        1997        1998        1996        1996        1996        1997
                       --------    --------    --------    --------    --------    --------    --------    --------
Net sales ..........   $ 20,517    $ 15,107    $ 15,889    $  7,281    $ 22,434    $ 19,093    $ 24,609    $ 16,463
Operating profit
   (loss) ..........        (21)       (811)     (1,474)     (1,556)       (124)       (440)     (1,300)     (3,645)

Earnings (loss)
   from continuing
   operations ......       (638)       (474)      7,646      (1,068)       (765)     (1,074)     (2,017)     (4,062)
Earnings (loss)
   per share
   from continuing
   operations ......       (.16)       (.12)       1.91        (.26)      (0.19)      (0.27)      (0.50)      (1.02)


                                                          FISCAL 1996
                                        --------------------------------------------
                                        JUNE 30,    SEPT. 30,   DEC. 31,    MAR. 31,
                                          1995        1995        1995        1996
                                        --------    --------    --------    --------
Net sales ..........                    $ 12,762    $ 21,489    $ 31,648    $ 14,401
Operating profit
   (loss) ..........                        (748)      1,434       1,683      (8,218)

Earnings (loss)
   from continuing
   operations ......                        (703)        694         701      (7,553)
Earnings (loss)
   per share
   from continuing
   operations ......                       (0.19)       0.18        0.18       (2.03)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of financing in the past several years have been short-term borrowings from banks, asset-based lenders and the IPO. The Company's cash flow from operations was approximately $3.6 million for fiscal 1998 and approximately $5.0 million for fiscal 1997. The increase in cash flows from operations for fiscal 1998 is due primarily to the sale of inventory and the collection of accounts receivable.

         In fiscal 1997 the Company secured a revolving credit facility with a financial institution providing a maximum line of credit of $25 million, subject to certain borrowing base requirements and covenants. As of March 31, 1998 there was no outstanding balance. Availability under the line of credit was $3,755,000 at March 31, 1998. This facility matures August 16, 2000. The Company received waivers for noncompliance of certain negative performance covenants of the loan agreement involving compensation and repayment of subordinated debt. The Company increased the overall aggregate compensation to executive officers and senior management employees due to bonuses paid or accrued which had not been paid or accrued in previous years. The Company paid the subordinated debt to the officers following the sale of the Trampoline Product Line.

         Subsequent to the 1998 fiscal year end, at the request of the Company, the loan agreement was favorably renegotiated with the financial institution more closely reflecting the Company's current financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was extended to August 16, 2002 and several of the performance covenants were revised or removed.

         The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. On March 31, 1998 the Company had no borrowings on the credit line. Shortly before year end, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the Trampoline Product Line. The Company advised the customer of this payment, but the customer did not request an immediate repayment. Accordingly, this is included in other payables on the Company's balance sheet at fiscal year-end.

         From April 1, 1996 to August 16, 1996 the outstanding balances under a previous credit facility bore interest at the bank's prime interest rate plus 3% or approximately 11.75%. The current credit facility, as acquired August 16, 1996, initially bore interest at the rate of 10.00% through March 26, 1997, at which time it increased to 10.25%.

         Capital expenditures during fiscal 1998 were approximately $1.4 million. Approximately $1.0 million of the capital expenditure was for a new computer system. The major components of the system are an IBM AS 400 computer system connected to the users by a Novelle Network utilizing SAP Enterprise Software named R-3. This system allows the Company to connect all its business operations together, in an online, real time environment. Management expects efficiencies of the system will provide improved customer service, enable management to more precisely manage the Company's functions, especially inventory, and allow the Company to operate with fewer employees. The Company has budgeted approximately $200,000 for capital expenditures for fiscal 1999.

YEAR 2000 COMPLIANCE

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year 2000 arrives. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         Although the Company's previous accounting system was believed to be year 2000 compliant, in 1998 the Company began installing a new accounting system that was confirmed by the vendor to address the year 2000 related issues. The upgrade to the new system should be completed during the second quarter of fiscal 1999. The Company has not analyzed the external factors, such as the impact on those vendors and customers adversely affected by the year 2000 issue, and has not assessed the related potential effect on the Company's business, financial condition or results of operations. There can be no assurance that computer systems and applications of other companies on which the Company's operations rely will be converted in a timely fashion, or that such failure to correct by another company would not have a material adverse effect on the Company.

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

         Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements". Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Report, including without limitation under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1. "Business" and include the Company's ability to reverse the erosion of gross margin efficiencies, to reduce distribution, general and administrative expenses, including those associated with litigation, and to achieve profitability. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

PRODUCTS AND MARKETS

         The Company believes there will continue to be an adequate market for its products and product lines, but a substantial change in consumer preference away from a particular product could seriously affect the Company's ability to produce sales at the current level.

         The Company's customer base is highly concentrated with a few key mass merchandisers. Insolvency, a slow down in payments, or a change in buying habits of any of these customers could have a material adverse impact on the Company.

LEGAL PROCEEDINGS

         The Company and certain officers and directors are defendants in two separate lawsuits that purport to be class actions and allege certain misrepresentations and fraudulent actions by the defendants. While the Company believes both actions are without merit, a negative outcome would have a material adverse effect upon the Company's business, operating results and financial condition. See "Item 3. Legal Proceedings."

         The Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business, that could have a material adverse effect on the Company.

ONGOING OPERATIONAL LOSSES

         The improvements mentioned here and elsewhere in this Report were implemented in fiscal 1997 and 1998, and other additional improvements are continuing to be implemented in fiscal 1999. Management believes that based on fully implementing these plans in fiscal 1999, and realizing the benefit of the these improvements in fiscal 1999 and 2000, the Company's operating losses will continue to be reduced.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no changes in accountants or disagreements with it accountants on accounting and disclosure to report under this Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The directors and executive officers of the Company are as follows:

           NAME                       AGE                                 POSITION
           ----                       ---                                 --------
    Glenn D. Bollinger                47           Chairman of the Board, Chief Executive Officer and Director

    Bobby D. Bollinger                45           Vice Chairman of the Board, President and Director

    Rose Turner                       41           Executive Vice  President - Finance,  Chief  Financial  Officer,
                                                   Treasurer and Secretary

    James A. Burgin                   55           Executive Vice President - Sales

    Jack P. Carrithers                50           Executive Vice President - Marketing

    Dell K. Bollinger                 71           Senior Vice President - Administration

    David Barr                        39           Executive Vice President - Product Acquisition

    Floyd DePauw                      48           Controller and Chief Accounting Officer

    John L. Maguire                   67           Director

    Stephen L. Parr                   44           Director

         Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

         Glenn D. Bollinger is a co-founder of the Company and has served as Chairman of the Board and Chief Executive Officer and a Director since 1979. Mr. Bollinger is primarily responsible for the Company's overall operations, including inventory, purchasing and warehousing. Mr. Bollinger is Bobby Bollinger's brother and the son of Mrs. Dell Bollinger.

         Bobby D. Bollinger is a co-founder of the Company and has served as Vice Chairman of the Board and President and a Director since 1979. Mr. Bollinger is primarily responsible for sales, marketing and product development. Mr. Bollinger is Glenn Bollinger's brother and the son of Mrs. Dell Bollinger.

         Rose Turner became Senior Vice President - Finance, Chief Financial Officer, Treasurer and Secretary of the Company in January 1997 and Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary in October 1997 after joining the Company on a contract and then full time basis in November 1995. Ms. Turner is a certified public accountant. Ms. Turner was most recently employed by Mission Foods, a Division of Gruma Corporation, a privately held company headquartered in Los Angeles, California. Ms. Turner served as Regional Controller, Southwest Region. Previously she was employed by a variety of food manufacturing companies for approximately thirteen years in increasing roles of responsibility.

         James A. Burgin became Vice President - Sales in December 1993. He became Executive Vice President Sales in November 1994. Before joining the Company, Mr. Burgin was Executive Vice President of Dynamic Classics, Ltd., distributor of fitness products. Mr. Burgin was employed by Dynamic for approximately three years. Prior to Dynamic, Mr. Burgin was employed by various companies in the fitness and toy industries for approximately twenty years.

         Jack P. Carrithers became acting Vice President - Marketing in December 1993 and was elected Vice President Marketing in May 1994. He became Executive Vice President in November 1994. Before joining the Company, Mr. Carrithers was a Vice President and Creative Director of Penny & Speier Advertising Agency from July 1991 to November 1993. Prior to that employment, he was an Executive Vice President and Creative Director of Evans Communications for six years. In these past positions, Mr. Carrithers had responsibility for developing marketing and advertising programs and materials for a broad range of products and services.

         Dell K. Bollinger accepted an integral role in the Company's business when it was founded by her sons, Glenn and Bobby Bollinger, in 1974. Mrs. Bollinger has served as a Vice President of the Company since 1979.

         David Barr became Vice President - Product Development in July 1994 and became Executive Vice President Product Acquisition in August 1996. Prior to joining the Company Mr. Barr was President and Owner of New Zone Corporation, a privately held distributor of children's safety and related products. Prior to that employment Mr. Barr held various positions at Tandy Corporation, Fort Worth Texas, including Director of Marketing for Computer City.

         Floyd DePauw became Controller and Chief Accounting Officer in October, 1996. Mr. DePauw is a certified public accountant. Before joining the Company, Mr. DePauw was most recently the controller of Taylor Publishing Company, a subsidiary of Insilco Corporation, a publicly owned company. He was employed by Taylor in a variety of accounting positions for approximately 16 years. Prior to being employed by Taylor, Mr. DePauw was employed by Zoecon Industries, Inc., a chemical manufacturer, for approximately five years.

         John L. Maguire became a Director in September 1993 and served as interim Chief Financial Officer from August 1992 to August 1993. In addition, the Company employs Mr. Maguire as a consultant on certain financial matters and acquisitions. Mr. Maguire is a certified public accountant. Since 1982, he has been self-employed, concentrating on private family investments. He was previously Chief Financial Officer of Tyson Foods, Inc. for 12 years. Mr. Maguire was a director of Arkansas Equity Growth Fund, Inc., a publicly-held investment company, which was liquidated in July 1993 and subsequently dissolved.

         Stephen L. Parr became a Director of the Company in November 1995. Mr. Parr is currently President of Navigator Capital Management, LLC. Mr. Parr was previously a Vice President of Goldman Sachs where he was an international specialist. Mr. Parr was with Goldman Sachs from 1977 to 1995. Mr. Parr serves on the board of directors of Braman, Ltd., a furniture manufacturing company, Nextek, Inc., a Alabama electronics company, Corphealth, Inc., a Texas behavioral healthcare company, NavTel, LLC, a competitive local exchange carrier, and Tominy, Inc., a year 2000 solution software company.

         The Company's board of directors is currently composed of four directors. All of the current directors serve until the next annual shareholder's meeting or until their successors have been duly elected and qualified. Certain of the directors and officers are defendants to lawsuits as discussed in "Item 3. Legal Proceedings."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission.

     Based upon a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company, management of the Company has determined that during fiscal year 1998 the following directors, officers and/or ten percent (10%) beneficial owners of Common Stock of the Company failed to timely file with the Securities and Exchange Commission one or more required reports on Form 3, 4, or 5 regarding transactions in securities of the Company:

           REPORTING                 NUMBER OF          NUMBER OF
            PERSON                    REPORTS          TRANSACTIONS
          Rose Turner                   1                   1
          Floyd DePauw                  1                   1

To the best knowledge of management of the Company, during fiscal year 1998 no director, officer or ten percent (10%) beneficial owner of Common Stock of the Company failed to file with the Securities and Exchange Commission any required reports on Form 3, 4 or 5 regarding transactions in securities of the Company.




                                      20A

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes the compensation paid to the Company's chief executive officer and the Company's four other most highly compensated executive officers for services rendered in all capacities to the Company during fiscal 1998, 1997 and 1996.

                                                                      SUMMARY COMPENSATION TABLE
                                                                          ANNUAL COMPENSATION
                                                                          -------------------
                                                                                             OTHER ANNUAL                DIRECTORS
               NAME AND                                            SALARY       BONUS         COMPENSA-     OPTIONS        FEES
          PRINCIPAL POSITION                           YEAR         ($)          ($)          TION ($)(1)     (#)           ($)
          ------------------                           ----         ---          ---          -----------     ---           ---
Glenn D.  Bollinger .........................          1998       275,717       100,000            --            --        50,000
    Chairman of the Board and                          1997       275,717            --            --            --            --
    Chief Executive Officer .................          1996       275,717            --            --            --            --

Bobby D.  Bollinger .........................          1998       275,717       100,000            --            --        50,000
    Vice Chairman of the Board                         1997       275,717            --            --            --            --
    and President ...........................          1996       275,717            --            --            --            --

James A. Burgin .............................          1998       121,201        60,000            --            --            --
    Executive Vice President -                         1997       118,120         3,008            --            --            --
     Sales ..................................          1996       115,465            --            --            --            --

Rose Turner .................................          1998       117,488        40,000            --            --            --
    Executive Vice President -                         1997        75,365            --            --        33,000            --
     Finance                                           1996            --            --            --            --            --
      Chief Financial Officer,
     Treasurer and Secretary

David Barr ..................................          1998        89,422        60,000            --            --            --
    Executive Vice President -                         1997        84,999            --            --            --            --
     Product Acquisition ....................          1996        70,187            --            --        10,000            --

-------------------------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits, however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive.

OPTIONS EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executives concerning the exercise of options during fiscal 1998 and unexercised options held as of the end of fiscal 1998. No options were granted in fiscal 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED               IN-THE MONEY
                                                               OPTIONS AT                  OPTIONS AT FISCAL
                                                           FISCAL YEAR-END (#)              YEAR-END ($) (1)
                                                        --------------------------    ---------------------------
                                  SHARES
                               ACQUIRED ON
                                 EXERCISE    VALUE
   NAME                            (#)    REALIZED ($)  EXERCISABLE  UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
   ----                            ---    ------------  -----------  -------------    -----------   -------------
James A. Burgin(2)                 --          --          11,750          3,250          --               --
Rose Turner(3)                     --          --              --         33,000          --               --
David Barr(4)                      --          --          11,500         10,500          --               --

-------------------------

(1) Based on the closing sale price of the common stock on March 31, 1998, of $0.8125 per share as reported by the over-the-counter Bulletin Board (minus the exercise or base price).

(2) James A. Burgin was granted 10,000 options for $10.00 each in December 1993. These options vest over a five year period and expire in ten years. James A. Burgin was granted 5,000 options for $11.00 each in December 1994. These options vest over a four year period and expire in ten years.

(3) Rose Turner was granted 33,000 options for $0.63 each in January 1997. These options vest over a five year period and expire in ten years.

(4) David Barr was granted 10,000 options for $13.00 each in October 1994. These options vest over a five year period and expire in ten years.
     David Barr was granted 2,000 options for $11.00 each in December 1994. These options vest over a four year period and expire in ten years. David Barr was granted 10,000 options for $3.00 each in February 1996. These options vest over a five year period and expense in ten years.

DIRECTOR'S COMPENSATION

         Glenn Bollinger and Bob Bollinger receive $10,000 annually each. This compensation was paid in fiscal 1998 on a retroactive basis to 1994.

         Stephen Parr receives a fee of $30,000 annually and is reimbursed for out-of-pocket expenses incurred in connection with attendance at board of directors and committee meetings. Each independent director was granted options to purchase 8,333 shares of Common Stock at the time he became a director. John Maguire receives $36,000 annually and acts as a consultant on certain financial matters and acquisitions. Please refer to Item 13. "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of the shares of Common Stock of the Company, as of June 4, 1998, by (i) each director, (ii) the Company's chief executive officer and four other most highly compensated executive officers in fiscal 1998, (iii) each person deemed to beneficially own more than five percent of the outstanding shares of Common Stock and (iv) all officers and directors of the Company as a group. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to his shares.

                                                                                         SHARES OWNED
                                                                              ------------------------------------
NAME                                                                             NUMBER               PERCENTAGE
----                                                                             ------               ----------
Glenn D.  Bollinger (1)(2)                                                      1,880,150                 47.0
Bobby D.  Bollinger (1)(3)                                                      1,880,150                 47.0
James A. Burgin (4)                                                                11,750                  *
Rose Turner                                                                            --                  *
David Barr (5)                                                                     11,500                  *
John L.  Maguire (6)                                                              106,666                  2.7
Richard J.  Tucker                                                                  3,333                  *
Stephen L. Parr                                                                     5,833                  *
All directors and executive officers as a
           group (11 persons) (7) (8)                                           2,456,501                 61.4

-------------------------

  *    Less than 1% of the outstanding shares of Common Stock.

(1)    Business mailing address is 602 Fountain Parkway, Grand Prairie, Texas
       75050.

(2) Includes (i) 425,069 shares over which Glenn Bollinger has sole voting and investment control; (ii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power with Bobby Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner; (iii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power with brother Bobby Bollinger through each of their ownership of 49.5% of the outstanding stock of the sole general partner; and (iv) 583,081 shares held as one of the trustees of the Company's 401(k) Plan successor to the Company's Employee Stock Ownership Plan (the "401(k) Plan"), including Glenn Bollinger, and over which he has shared voting and investment power. Neither the inclusion of shares owned by Bob Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(k) Plan shares not allocated to Glenn Bollinger's 401(k) participant account is to be construed as an admission that he is the beneficial owner of such shares.

(3) Includes (i) 425,069 shares over which Bobby Bollinger has sole voting and investment control; (ii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power because he and his brother Glenn Bollinger each own 49.5% of the outstanding stock of the sole general partner; (iii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power with Glenn Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner; and (iv) 583,081 shares held by the trustees of the 401(k) Plan, including Bobby Bollinger over which he has shared voting and investment power. Neither the inclusion of shares owned by Glenn Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(k) Plan shares not allocated to Bobby Bollinger's 401(k) participant account is to be construed as an admission that he is the beneficial owner of such shares.

(4) Includes options to purchase 11,750 shares of Common Stock that are exercisable within sixty days.

(5) Includes options to purchase 11,500 shares of Common Stock that are exercisable within sixty days.

(6) Includes options to purchase 56,666 shares of Common Stock that are currently exercisable or will be exercisable within sixty days. Does not include 26,000 shares of Common Stock held in trust for which Mr. Maguire is the trustee and is a contingent beneficiary. Mr. Maguire disclaims beneficial ownership of these shares.

(7) Includes options to purchase 94,582 shares of Common Stock that are exercisable within sixty days.

(8) Shares which are included beneficially under both Glenn and Bobby Bollinger are only included once in the group total.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1993, Glenn, Bobby and Dell Bollinger, purchased third party notes payable of $500,000 with interest payable at 10% annum. They assumed the same terms of the notes which matured on March 31, 1996. On March 29, 1996 the Company paid Glenn and Bobby Bollinger $110,000 each on the notes. The Company extended the maturity of the $100,000 note to March 31, 1998 and remaining notes of $180,000 to August 16, 2000. The Company paid the $100,000 note in full on December 4, 1997 to Dell Bollinger. On September 19, 1997 the Company paid $33,000 to Glenn Bollinger and October 31, 1997 the Company paid $33,000 to Bobby Bollinger. On December 31, 1997 the Company paid the $57,000 remaining balance of each note to Glenn and Bobby Bollinger.

         The Company believes that the terms of the above transaction were at least as favorable to the Company as those which could have been obtained in an arm's length transaction with an unaffiliated party.

         During July 1995 the Company retained Richard Tucker as a consultant. Shortly after his retention, Mr. Tucker became a director of the Company. Pursuant to the consulting agreement, Mr. Tucker received $75,000 per year for 2 years, of which $75,000 was paid in fiscal 1997 and $56,250 was paid in fiscal 1996. The remaining $18,750 was paid in the first quarter of fiscal 1998 at which time the consulting arrangement was terminated.

         During October 1997 the Company entered into a marketing agreement with First Fidelity Acceptance Corp. (FFAC). Mr. Tucker was the Chairman and Chief Executive Officer of FFAC and also served as a Director of the Company. The agreement called for an initial investment of $200,000 which was to return monthly revenues based on the successful acquisition by FFAC of retail installment sales contracts. Additionally, FFAC shall return the shortfall, if any, between the monthly revenues and three times the original investment on the first anniversary of the investment. Subsequent to the end of fiscal 1998, Mr. Tucker resigned his directorship with the Company. The Company is seeking the return of the original investment from the new management of FFAC.

         All other transactions, if any, between the Company and any of its directors, officers, principal stockholders, employees and other affiliates are subject to the approval of a majority of the independent directors of the Company who are disinterested in the transactions. All such transactions and loans must be on terms no less favorable to the Company than those generally available from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1.        FINANCIAL STATEMENTS                                                                               PAGE
Report of Independent Certified Public Accountants                                                            F- 1

Consolidated Balance Sheets as of March 31, 1998 and 1997                                                     F- 2

Consolidated Statements of Operations for each of the three years in the period ended                         F- 4
March 31, 1998

Consolidated Statements of Changes in Stockholders' Equity for each of the three
years in the period ended March 31, 1998                                                                      F- 6

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1998          F- 7

Notes to Consolidated Financial Statements                                                                    F- 8

2.       FINANCIAL STATEMENT SCHEDULES                                                                        PAGE
Report of Independent Certified Public Accountants on Schedule                                                F-28

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1996, 1997 and 1998             F-29

All other schedules are omitted because they are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

3.         EXHIBITS
   3.1     Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's
           Form S-1 Registration Statement No. 33-69708)

   3.2     By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration
           Statement No. 33-69708)

   4.1     Form of certificate representing shares of the Company's Common Stock (incorporated by reference to Exhibit
           4.1 to the Company's Form S-1 Registration Statement No. 33-69708)

   10.1    Bollinger Industries 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's
           Form S-1 Registration Statement No. 33-69708)

   10.4 Bollinger Industries, Inc. 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement No. 33-69708)

   10.46 Eleventh Amendment to Loan and Security Agreement dated July 8, 1996, between Bollinger Industries, LP, and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.46 to the Company's Form 10-Q for the quarter ended September 29, 1996)

   10.47 Loan and Security Agreement dated August 16, 1996 between Bollinger Industries, Inc., Bollinger Industries, LP and NBF, Inc. and Foothill Capital Corporation and related schedules. (incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q for the quarter ended September 29, 1996)

   10.48 Collateral Assignment of Patents and Trademarks dated August 16, 1996 between Bollinger Industries, LP and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended September 29, 1996)

   10.49 Subordination Agreement dated August 16, 1996 between Glenn D. Bollinger, Bobby D. Bollinger, Dell Bollinger and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended September 29, 1996)

   10.50 Deed of Trust dated August 16, 1996 executed by Bollinger Industries, LP (incorporated by reference to Exhibit 10.50 to the Company's Form 10-Q for the quarter ended September 29, 1996)

   10.51 Asset Purchase Agreement dated August 29, 1996 between Bollinger Industries, LP, and Rehab Plus Therapeutic Products, Inc. (incorporated by reference to Exhibit 10.51 to the Company's Form 10-Q for the quarter ended September 29, 1996)

   10.52 Tenth Amendment to Loan and Security Agreement dated July 8,1996, between Bollinger Industries, LP, and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996)

   10.53 Asset Purchase Agreement dated August 29, 1996 between Bollinger Industries, LP, and Rehab Plus Therapeutic Products, Inc. (incorporated by reference to Exhibit 2.01 to the Company's Form 10-Q for the quarter ended September 29, 1996)

   10.54 Asset Purchase Agreement dated November 7, 1996, between Bollinger Industries, LP, and SST Acquisition Corporation (incorporated by reference to Exhibit 2.01 to the Company's Form 10-Q for the quarter ended December 29, 1996)

   10.55 First Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, LP and NBF, Inc. and Foothill Capital Corporation. (Incorporated by reference to
           Exhibit 10.55 to the Company's Form 10-K for the year ended March 31, 1997.)

   10.56 Second Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, LP and NBF, Inc. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.56 to the Company's Form 10-K for the year ended March 31, 1997.)

   10.57 Lease Agreement dated December 1, 1996 between Southwest Properties Group, Inc. and Bollinger Industries, LP. (Incorporated by reference to Exhibit 10.57 to the Company's Form 10-K for the year ended March 31, 1997.)

   10.58 Third Amendment to Loan and Security Agreement dated June 11, 1997, between Bollinger Industries, L.P. and NBF and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.58 to the Company's Form 10-Q for the quarter ended June 30, 1997.)

   10.59 Twelfth Amendment to Loan and Security Agreement dated March 15, 1997, between Bollinger Industries, L.P. and Nations Bank of Texas N.A. (Incorporated by reference to Exhibit 10.59 to the Company's Form 10-Q for the quarter ended June 30, 1997.)

   10.60 Commercial Contract of Sale dated July 18, 1997 between Bollinger Industries, Inc. and Hsiehs Investments, Inc. (Incorporated by reference to Exhibit 10.60 to the Company's Form 10-Q for the quarter ended September 30, 1997.)

   10.61 Asset Purchase Agreement dated November 13, 1997, between Bollinger Industries, Inc., NBF, Inc., and Hedstrom Corporation. (Incorporated by reference to Exhibit 10.61 to the Company's Form 8-K dated November 26, 1997.)

   10.62 Assignment and Assumption of Lease dated effective September 20, 1997 between Americus Sumter Payroll Development Authority, NBF, Inc., and Plains Products, Inc. (Incorporated by reference to Exhibit 10.61 to the Company's Form 10-Q for the quarter ended December 31, 1997.)

   10.63 Lease Termination Agreement dated December 9, 1997 between National Life Insurance Company and Bollinger Industries, Inc. (Incorporated by reference to Exhibit 10.62 to the Company's Form 10-Q for the quarter ended December 31, 1997.)

   11      Statement regarding Computation of Per Share Data.*

   21      Subsidiaries of the Registrant.*

   27.1    Financial Data Schedule.*

   27.2    Restated Financial Data Schedule*

------------------

*   Filed herewith.




         (b)       REPORTS ON FORM 8-K.

         On January 28, 1998 the Company filed a Current Report on Form 8-K/A (Amendment No. 1) to amend its Current Report on Form 8-K for an event dated November 26, 1997. The purpose of the amendment was to provide certain financial statements and pro forma financial information regarding the sale of the Company's Trampoline Products line.

         (c)       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

         The exhibits listed in Part IV, Item 14(a)(3) of this report, and not incorporated by reference to a separate file, are included after "Signatures," below.

         (d) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X. (INCLUDED UNDER PART IV, ITEM 14(a)(2)).

         All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 1998.

                                        BOLLINGER INDUSTRIES, INC.


                                        By: /S/ Glenn D. Bollinger
                                           -----------------------------------
                                            Glenn D. Bollinger
                                            Chairman of the Board and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 26th day of June, 1998.

/s/ Glenn D. Bollinger             Chairman of the Board, President, and Chief
-----------------------------      Executive Officer (principal executive
Glenn D.  Bollinger                officer)

/s/ Bobby D. Bollinger             Vice Chairman of the Board and President
-----------------------------
Bobby D.  Bollinger

/s/ Rose Turner                    Executive Vice President - Finance, Chief
-----------------------------      Financial Officer, Treasurer, and Secretary
Rose Turner                        (principal financial officer)

/s/ Floyd DePauw                   Controller and Chief Accounting Officer
-----------------------------      (principal accounting officer)
Floyd DePauw

/s/ John L. Maguire                Director
-----------------------------
John L.  Maguire

/s/ Stephen L. Parr                Director
-----------------------------
Stephen L. Parr

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Bollinger Industries, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bollinger Industries, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                                    KING GRIFFIN & ADAMSON, P.C.

Dallas, Texas
June 11, 1998

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                         ASSETS                                1998           1997
                                                           -----------     -----------
CURRENT ASSETS
      Cash                                                 $   136,369     $     3,481
      Accounts receivable-trade, net of allowance for
           doubtful accounts of $450,000 and $844,312
           and allowance for returns and allowances of
           $910,025 and $1,855,000                           6,351,691      16,804,959
      Escrow receivable                                      1,012,296              --
      Other                                                    424,335         177,208
      Inventories                                            5,820,013      16,201,780
      Prepaid expenses                                         793,511         533,215
                                                           -----------     -----------

                  Total current assets                      14,538,215      33,720,643

PROPERTY, PLANT AND EQUIPMENT - NET                          1,864,993       2,083,402

OTHER ASSETS
      Goodwill, net of accumulated amortization of $-
            and $213,346                                            --       1,138,654
      Notes receivable and other                               209,554         951,085
      Deferred financing fees, net of accumulated
            amortization of  $372,390 and $140,385             388,564         495,568
                                                           -----------     -----------
                  Total other assets                           598,118       2,585,307
                                                           -----------     -----------

TOTAL ASSETS                                               $17,001,326     $38,389,352
                                                           ===========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                      MARCH 31,
                     LIABILITIES AND STOCKHOLDERS' EQUITY                      1998               1997
                                                                           -------------      -------------
CURRENT LIABILITIES
      Current portion of long-term debt and other debt (including          $     142,681      $   2,841,645
         $100,000 note payable to officer and shareholder in 1997)
      Current portion of capital lease obligations                               212,101                 --
      Accounts payable - trade                                                 2,595,565         11,620,367
      Income tax payable                                                         224,700                 --
      Other current liabilities                                                1,016,513          1,104,318
      Accrued product liability                                                  381,957                 --
      Other payables - customer overpayment                                    1,125,627                 --
      Provision for restructuring of operations                                       --          2,160,169
                                                                           -------------      -------------

               Total current liabilities                                       5,699,144         17,726,499

LONG-TERM LIABILITIES
      Long-term debt, net of current portion (including $180,000 notes
         payable to officers and shareholders in 1997)                            36,505         15,641,720
      Long-term capital lease obligations                                        778,319                 --
                                                                           -------------      -------------

               Total long-term liabilities                                       814,824         15,641,720
                                                                           -------------      -------------

               Total liabilities                                               6,513,968         33,368,219
                                                                           -------------      -------------

COMMITMENTS AND CONTINGENCIES (Notes B, E and N)                                      --                 --

STOCKHOLDERS' EQUITY
      Preferred stock - $.01 par value;
           1,000,000 shares authorized; none issued                                   --                 --
      Common stock - $.01 par value; 8,000,000 shares authorized;
           4,000,210 shares issued and outstanding                                40,002             40,002
      Capital in excess of par                                                15,323,058         15,323,058
      Accumulated deficit                                                     (4,875,702)       (10,341,927)
                                                                           -------------      -------------

              Total stockholders' equity                                      10,487,358          5,021,133
                                                                           -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  17,001,326      $  38,389,352
                                                                           =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED MARCH 31,
                                                                   1998                1997                1996
                                                              --------------      --------------      --------------
Net sales                                                     $   58,793,757      $   82,598,593      $   80,300,431
Cost of goods sold                                                47,803,060          69,723,015          62,197,227
                                                              --------------      --------------      --------------

        Gross profit                                              10,990,697          12,875,578          18,103,204

Selling expenses                                                   4,889,999           6,878,803           7,876,538
Distribution, general and Administrative expenses
    (including $166,250, $121,500 and $110,754 in 1998,
    1997 and 1996 to Directors)                                    9,962,820          11,505,641          12,115,284
Restructuring of operations                                               --                  --           3,960,000
                                                              --------------      --------------      --------------

                                                                  14,852,819          18,384,444          23,951,822
                                                              --------------      --------------      --------------

        Operating profit (loss)                                   (3,862,122)         (5,508,866)         (5,848,618)
Other expense (income)
    Interest expense                                               1,748,646           2,551,703           2,251,807
    Gain on sale of assets                                       (11,247,513)                 --                  --
    Other                                                            (55,008)            (50,243)           (103,921)
                                                              --------------      --------------      --------------
                                                                  (9,553,875)          2,501,460           2,147,886
                                                              --------------      --------------      --------------
      Earnings (loss) from continuing operations before
          income tax expense (benefit)                             5,691,753          (8,010,326)         (7,996,504)

Income tax expense (benefit)                                         225,528             (91,964)         (1,135,098)
                                                              --------------      --------------      --------------

      Earnings (loss) from continuing operations                   5,466,225          (7,918,362)         (6,861,406)

Discontinued operations
    Gain (loss) from operations, net of income tax
          benefit                                                         --                  --            (591,886)
    Gain (loss) on disposal, net of income tax expense
          (benefit) including a $1,199,118 provision
          for operating losses during the phase-out
          period in 1996                                                  --             476,967            (770,068)
                                                              --------------      --------------      --------------

    Earnings (loss) from discontinued operations                          --             476,967          (1,361,954)
                                                              --------------      --------------      --------------

    Net earnings (loss)                                       $    5,466,225      $   (7,441,395)     $   (8,223,360)
                                                              ==============      ==============      ==============
Per share data (basic and diluted):
Basic earnings per share
    Continuing operations                                     $         1.37      $        (1.98)     $        (1.85)

    Discontinued operations                                               --                0.12               (0.37)
                                                              --------------      --------------      --------------

Net earnings (loss)                                           $         1.37      $        (1.86)     $        (2.22)
                                                              ==============      ==============      ==============

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                                                          YEARS ENDED MARCH 31,
                                                                1998              1997               1996
                                                            -------------     -------------      -------------
  Dilutive earnings per share
        Continuing operations                               $        1.36     $       (1.98)     $       (1.85)

        Discontinued Operations                                        --              0.12              (0.37)
                                                            -------------     -------------      -------------

Net earnings (loss)                                         $        1.36     $       (1.86)     $       (2.22)
                                                            =============     =============      =============

Shares used in the calculation of per share amounts:

       Basic common shares                                      4,000,210         4,000,210          3,710,484
       Dilutive impact of stock options                            25,329                --                 --
                                                            -------------     -------------      -------------

       Diluted common shares                                    4,025,539         4,000,210          3,710,484
                                                            =============     =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  COMMON STOCK                                   RETAINED
                                       ---------------------------------      CAPITAL IN         EARNINGS
                                                                               EXCESS OF       (ACCUMULATED
                                           SHARES             AMOUNT              PAR             DEFICIT)               TOTAL
                                       --------------     --------------     --------------     --------------      --------------
Balance at March 31, 1995                   3,708,090     $       37,081     $   15,107,487     $    5,322,828      $   20,467,396

Shares issued on exercise of stock
    options                                   292,120              2,921            215,571                 --             218,492

Net loss                                           --                 --                 --         (8,223,360)         (8,223,360)
                                       --------------     --------------     --------------     --------------      --------------

Balance at March 31, 1996                   4,000,210             40,002         15,323,058         (2,900,532)         12,462,528
                                       --------------     --------------     --------------     --------------      --------------

Net loss                                           --                 --                 --         (7,441,395)         (7,441,395)
                                       --------------     --------------     --------------     --------------      --------------

Balance at March 31, 1997                   4,000,210             40,002         15,323,058        (10,341,927)          5,021,133
                                       --------------     --------------     --------------     --------------      --------------

Net earnings                                       --                 --                 --          5,466,225           5,466,225
                                       --------------     --------------     --------------     --------------      --------------

Balance at March 31, 1998                   4,000,210     $       40,002     $   15,323,058     $   (4,875,702)     $   10,487,358
                                       ==============     ==============     ==============     ==============      ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED MARCH 31,
                                                                          1998                 1997                 1996
                                                                    ---------------      ---------------      ---------------
Cash flows from operating activities
   Net earnings (loss)                                              $     5,466,225      $    (7,441,395)     $    (8,223,360)
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating
     activities
      (Gain) loss on disposal of assets                                 (11,247,513)            (476,967)                  --
      Deferred income tax benefit                                                --             (245,709)           1,148,050
      Depreciation and amortization                                       1,206,358              891,417              651,500
      Provision for restructuring of operations                                  --                   --            3,960,000
      Provision for returns and allowance                                 3,228,908            5,631,906            8,677,585
      Provision for doubtful accounts                                       253,441              540,193             (311,514)
      Provision for obsolete inventory                                    1,433,367              430,523              365,794
      Changes in operating assets and liabilities
       Accounts receivable-trade                                          6,672,291           (4,782,231)         (10,191,049)
       Other receivables                                                   (247,127)              52,527               81,476
       Inventories                                                        7,149,772           12,775,619              581,276
       Income tax refund                                                         --            2,307,235           (2,307,235)
       Prepaid expenses                                                    (260,296)              58,366              658,348
       Other assets                                                          39,610              405,611              (44,161)
       Current assets of discontinued operations                                 --            1,601,954           (1,601,954)
       Accounts payable-trade                                            (9,024,802)          (5,309,916)          10,274,464
       Income tax payable                                                   224,700              (43,847)            (389,849)
       Other current liabilities                                            886,261              233,323              660,813
       Provision for restructuring operation                             (2,160,169)          (1,799,831)                  --
         Non-current assets from discontinued operations                         --              161,999                   --
                                                                    ---------------      ---------------      ---------------

         Net cash provided by (used in) operating activities              3,621,026            4,990,777            3,990,184

Cash flows from investing activities
    Purchases of property, plant and equipment                           (1,022,443)            (621,146)            (425,041)
    Payments made on notes receivable                                       339,310              187,097                   --
    Proceeds from sale of assets                                         15,789,008            1,418,129               58,329
    Escrow receivable                                                    (1,012,296)                  --                   --
                                                                    ---------------      ---------------      ---------------

         Net cash provided by (used in) investing activities             14,093,579              984,080             (366,712)

Cash flows from financing activities
   Proceeds from (payments on) long-term debt                              (433,458)             287,774              395,449
   Net proceeds from (payments on) capital lease obligations                689,048                   --                   --
   Payments made on long-term debt                                      (17,432,307)          (1,030,116)            (445,018)
   Net change in lines of credit                                                 --           (5,001,951)          (3,500,000)
   Net advance from (payments to) officers                                 (280,000)                  --                   --
   Proceeds from issuance of common stock                                        --                   --              218,492
   Deferred financing fees                                                 (125,000)            (635,954)                  --
                                                                    ---------------      ---------------      ---------------

         Net cash provided by (used in) financing activities            (17,581,717)          (6,380,247)          (3,331,077)
                                                                    ---------------      ---------------      ---------------

        Net increase (decrease) in cash                                     132,888             (405,390)             292,395

Cash at beginning of year                                                     3,481              408,871              116,476
                                                                    ---------------      ---------------      ---------------

Cash at end of year                                                 $       136,369      $         3,481      $       408,871
                                                                    ===============      ===============      ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      BUSINESS ACTIVITY

      The Company is a supplier of consumer fitness equipment and accessories. (See Note C for a discussion of discontinued operations and sale of the Trampoline Product Line.)

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Bollinger Industries, Inc. ("Bollinger") which was reincorporated in Delaware in September 1993, its wholly-owned subsidiaries, and Bollinger Industries, L.P., a partnership wholly-owned by Bollinger's subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods for financial reporting purposes over the following useful lives:

          Buildings and improvements                              5 - 20 years
          Equipment                                               3 -  7 years
          Automobiles                                                  3 years
          Furniture and fixtures                                  3 -  5 years
          Amortization for capitalized  leases (primarily
          computer equipment and software) is provided
          for over the shorter of the assets life or
          lease terms                                                  4 years

      Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized.

      ADVERTISING COSTS

      Advertising and promotional costs are expensed as incurred. The advertising expense amounted to $1,610,722, $1,627,464, and $1,558,397 in fiscal 1998, 1997 and 1996, respectively.

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

      EARNINGS (LOSS) PER COMMON SHARE

      The Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128") effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options for the year ended March 31, 1998. There were no dilutive options during the two years ended March 31, 1997 and 1996.

      GOODWILL AND COVENANT NOT TO COMPETE

      The excess of the purchase price of acquired companies over the fair value of net identifiable assets at the date of acquisition had been recorded as goodwill and was being amortized on a straight line basis over a twenty year period. If necessary the goodwill would be written down to fair market value. The unamortized balance of goodwill and the covenant not to compete were included in the sale of the trampoline product line. (See Note C)

      REVENUE RECOGNITION AND PROVISIONS FOR CHARGEBACKS AND BUYBACKS

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

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the 1998 presentation and to retroactively account for the discontinued Healthcare Division.

      STOCK OPTIONS

      Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1996 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 commencing in its March 31, 1997 financial statements.

      ADOPTION OF NEW ACCOUNTING STANDARDS

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - Continued

      Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Management does not believe this statement will have a material impact on the consolidated financial statements.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes additional standards for segment reporting in the financial statements. Management has not determined the extent of the disclosure required by, if any, SFAS 131.

NOTE B - ONGOING OPERATIONAL LOSSES AND LIQUIDITY

      As indicated in the accompanying financial statements, the Company generated net income of $5,466,225 after recording a one time gain on sale of assets for $11,247,513 and incurred of a net loss of $7,441,395 during the years ended March 31, 1998 and 1997, respectively.

      Funds provided by operating activities for fiscal 1998 were generated primarily by the reduction of inventory, the sale of the trampoline product line and the reduction of accounts receivable. These funds were used to fund operating losses and to decrease outstanding accounts payable and long term debt. Funds provided by operating activities for fiscal 1997 were generated primarily by the reduction of inventory, the sale of the Healthcare Division and the receipt of an income tax refund.

      In fiscal 1999 management intends to substantially improve operating gross margins on all product lines. Due to the highly competitive nature of the overseas market, it has become cost advantageous to source more items from overseas. The Company believes that sourcing its product from the lowest cost, highest quality providers will have a positive impact on gross margin and provide the Company with a competitive advantage in the market place. Additionally, since the sell off of the targeted inventory is complete, the negative effect of those sales will no longer be experienced.

      The Company plans to continue to further consolidate warehouse facilities in fiscal 1999 thereby continuing to lower fixed costs. The Company is also using freight expediters on the west coast to receive product from the Orient, unload and inspect, and repack for shipment to the customer. The Company intends to continue to reduce warehouse space, outside facilities, staffing levels and related overhead expenses.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B - ONGOING OPERATIONAL LOSSES AND LIQUIDITY - Continued

      The Company has begun to upgrade its Management Information System to enhance the long-term commitment to its customers and to lower the cost of doing business. To provide a stable platform to deliver its commitments, the Company has selected hardware and software from IBM, SAP, and Holland Technology as the source of its Enterprise Resource Planning (ERP), system. The upgrade to the new system should be completed during the second quarter of fiscal 1999.

      Some of these changes were implemented in late fiscal 1998 and the other additional improvements are continuing to be implemented in fiscal 1999. Management believes that based on fully implementing these plans in fiscal 1999, and realizing the benefit of these improvements in fiscal 1999 and 2000, the Company's operating losses will be reduced and its liquidity improved.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - DISCONTINUED OPERATIONS, RESTRUCTURING OF OPERATIONS AND DISPOSAL OF
         TRAMPOLINE PRODUCT LINE


DISCONTINUED OPERATIONS

      The Company determined during January 1996 to dispose of its Healthcare Division, which manufactured a line of sports medicine and safety products. The Company sold the largest portion of the Healthcare Division in September 1996 with the balance sold or disposed of through January 1997. A gain on the sale of $476,967, net of taxes was recorded, in fiscal 1997. Result of operations in prior years have been restated to reclassify the Healthcare Division as discontinued operations.

      Interest expense has been allocated to discontinued operations based on the proportion of average net assets of the discontinued Healthcare Division operations as compared to consolidated average net assets of the Company.

                                                                                     YEARS ENDED MARCH 31,
                                                                               -----------------------------------
                                                                                   1997                  1996
                                                                               ------------          -------------
NET SALES OF DISCONTINUED OPERATIONS:
    Healthcare Division                                                        $  1,398,400 (1)      $   3,327,893 (2)
                                                                               ------------          -------------

    Total net sales of discontinued operations                                 $  1,398,400          $   3,327,893
                                                                               ============          =============

LOSS (GAIN) FROM DISCONTINUED OPERATIONS (PRIOR TO THE
    MEASUREMENT DATE):
    Healthcare Division                                                        $         --          $     689,784 (2)
    Less: Tax (expense) benefit                                                          --                 97,898
                                                                               ------------          -------------


    Net loss (gain) from discontinued operations - Healthcare Division         $         --          $     591,886
                                                                               ============          =============



LOSSES ON DISPOSAL, INCLUDING PROVISION FOR OPERATING
    LOSSES DURING PHASE-OUT PERIOD:
    Healthcare Division                                                        $         --          $     897,574
    Less: Tax benefit                                                                    --                127,506
                                                                               ------------          -------------

    Net loss on disposal - Healthcare Division                                 $         --          $     770,068
                                                                               ============          =============

(1) April 1, 1996  to December 31, 1996 (final disposition).

(2) April 1, 1995  to December 31, 1995.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - DISCONTINUED OPERATIONS, RESTRUCTURING OF OPERATIONS AND DISPOSAL OF
         TRAMPOLINE PRODUCT LINE - Continued

      Following is a summary of the discontinued operations:

                                                                                              YEARS ENDED MARCH 31,
                                                                                -------------------------------------------------
OPERATING LOSSES DURING PHASE-OUT PERIOD (AFTER MEASUREMENT DATE) APRIL                  1997                       1996
    1, 1996 TO SEPTEMBER 1996:                                                  ----------------------     ----------------------
    Healthcare Division-January 1, 1996 to December 31, 1996                    $                   --     $            1,397,574
    Less: Tax benefit                                                                               --                    198,456
                                                                                ----------------------     ----------------------

    Total operating losses during phase-out period included above               $                   --     $            1,199,118
                                                                                ======================     ======================

NET LOSS FROM DISCONTINUED OPERATIONS (AFTER MEASUREMENT DATE) APRIL, 1996 TO
    DECEMBER 31, 1996 AND JANUARY 1, 1996 TO MARCH 31, 1996:
    Operating loss from discontinued operations - Healthcare Division           $                   --     $              497,574
    Less: Tax benefit                                                                               --                     70,656
                                                                                ----------------------     ----------------------

    Net loss from discontinued operations January 1, 1996 to
         March 31, 1996                                                         $                   --     $              426,918
                                                                                ======================     ======================


ESTIMATED NET LOSS ON DISPOSAL OF HEALTHCARE
    DIVISION:
Estimated operating loss during phase-out period
    April 1, 1996 to December 31, 1996                                          $                   --     $              900,000
    Less:  Estimated gain on sale of assets                                                         --                    500,000
                                                                                ----------------------     ----------------------
                                                                                                    --                    400,000
    Less: Tax Benefit                                                                               --                     56,850
                                                                                ----------------------     ----------------------
     Estimated Net loss on disposal of Healthcare Division                      $                   --     $              343,150
                                                                                ======================     ======================


NET GAIN ON DISPOSAL  OF HEALTHCARE DIVISION:


    Loss during phase out period net of provision (April 1996 to
       December 1997)                                                           $                   --     $                   --
    Add: Gain on Sale of assets                                                                722,676                         --
                                                                                ----------------------     ----------------------
                                                                                               722,676                         --
    Less: Tax expense                                                                          245,709                         --
                                                                                ----------------------     ----------------------
    Net gain on disposal of Healthcare Division                                 $              476,967     $                   --
                                                                                ======================     ======================

Proceeds from the sale of the Healthcare Division were as follows; $1,418,130 in cash and $293,547 as a note receivable.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - DISCONTINUED OPERATIONS, RESTRUCTURING OF OPERATIONS AND DISPOSAL OF
         TRAMPOLINE PRODUCT LINE - Continued

RESTRUCTURING OF OPERATIONS

During the fourth quarter of 1996 the Company implemented a plan (the "Plan") to reorganize and restructure its operations. The significant portion of this Plan has been completed. In accordance with the Plan, management disposed of its Healthcare Division, and sold a significant portion of the excess inventory which it used to reduce accounts payable and debt, and fund operations.

At March 31, 1998, the Company had liquidated substantially all of the original $11,800,000 targeted inventory and had less than $100,000 book value remaining in inventory. The remaining inventory and reserve is included in inventories. See "Note F-Inventories."

                           March 31, 1998                       March 31, 1997                     March 31, 1996
                           --------------                       --------------                     --------------
                     Inventory           Reserve         Inventory           Reserve         Inventory           Reserve
                       Value             Amount            Value             Amount            Value             Amount
                   -------------     -------------     -------------     -------------     -------------     -------------
Celebrity
   Endorsed
   Product         $           0     $           0     $     843,000     $     250,000     $   5,175,000     $   1,730,000
Other Product                  0                 0         3,188,000         1,910,000         6,625,000         2,028,000
Other Costs                   --                --                --                --                --           202,000
                   -------------     -------------     -------------     -------------     -------------     -------------
      Total        $           0     $           0     $   4,031,000     $   2,160,000     $  11,800,000     $   3,960,000
                   =============     =============     =============     =============     =============     =============

DISPOSAL OF TRAMPOLINE PRODUCT LINE

On November 21, 1997, the Company disposed of its Trampoline Product Line for total cash consideration of $14,560,924. Included in the consideration is $1,012,296 held back by the purchaser as an escrow amount, and reflected as such in the March 31, 1998, consolidated balance sheet. The escrow will be paid to the Company during fiscal 1999. The gain on sale of this product line is $10,361,614.

The unaudited pro forma results of operations for the years ended March 31, 1998, 1997 and 1996 stated as though the disposition occurred on April 1, 1995 is as follows:

                                             1998              1997               1996
                                         -------------     -------------      -------------
Net sales                                $  33,416,828     $  49,203,331      $  59,713,170
                                         =============     =============      =============

Net earnings (loss)                      $   3,700,903     $  (7,317,803)     $  (7,970,156)
                                         =============     =============      =============

Net earnings (loss) per common share     $        0.93     $       (1.83)     $       (2.15)
                                         =============     =============      =============

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                                                           YEAR ENDED MARCH 31,
                                                            --------------------------------------------------
                                                                 1998              1997               1996
                                                            -------------     -------------      -------------
Interest paid                                               $   1,696,583     $   2,470,054      $   2,213,613
Income taxes paid (refund
    received)                                               $          --     $  (2,100,611)     $     200,000
Non-cash financing and investing transactions:
Purchase of assets financed by debt                         $     322,912     $      66,381      $      42,488
Sale of assets-paid in escrow by
    buyer                                                   $   1,012,296     $      17,328      $          --
Notes receivable in connection with
    sale of Healthcare Division                             $          --     $     293,547      $          --
Liabilities assumed by buyer in
    connection with the sale of
    Trampoline Product Line in 1998 and
    Healthcare Division in 1997                             $     179,954     $      16,843      $          --

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

On July 18, 1997, the Company entered into an agreement for the sale of the Irving facility. On September 26, 1997, the contract was executed with the following cash flow effect:

       Sales price                                     $ 1,200,000
       Commission and fees                                  81,224
                                                       -----------
       Proceeds from sale of building                    1,118,776
       Liabilities assumed by buyer                         12,429
                                                       -----------
       Cash received                                   $ 1,106,347
                                                       ===========

On November 13, 1997, the Company and its wholly owned subsidiary NBF, Inc. entered into an asset purchase agreement for the sale of its trampoline product line to Hedstrom Corporation. The contract was executed on November 21, 1997 and the Company received $13,250,000 cash from the sale of assets and $298,628 cash for sale of the adjusted inventory, with the balance of the consideration, $1,012,296 held in escrow.

Shortly before the 1998 fiscal year end, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the Trampoline Product Line. This cash is included in other payables on the Company's balance sheet at year end.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE E - CREDIT RISK

The Company's assets which are subject to potential credit risk consist primarily of trade accounts receivable and cash. The Company sells its products primarily to retailers, including national chains, geographically dispersed throughout the United States on an unsecured basis. Risks associated with extension of credit to customers are affected by the economic condition of the retail industry. The Company performs ongoing credit evaluations of its customers' financial condition to reduce credit risk. The Company has provided an allowance for doubtful accounts which reflects its estimate of uncollectible accounts.

Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation ("FDIC") insured amounts (approximately $691,000 at March 31, 1998). To minimize risk, the Company places its cash with high quality credit institutions.

NOTE F - INVENTORIES

                                                           MARCH 31,
                                             ------------------------------------
                                                  1998                 1997
                                             ---------------      ---------------
Raw materials                                $       336,285      $     9,013,914
Work-in-process                                           --              328,436
Finished goods                                     7,686,607            8,419,200
Reserve for obsolescence                          (2,202,879)          (1,559,770)
                                             ---------------      ---------------
                                             $     5,820,013      $    16,201,780
                                             ===============      ===============

NOTE G - PROPERTY, PLANT AND EQUIPMENT

                                                            MARCH 31,
                                                  -----------------------------
                                                      1998             1997
                                                  ------------     ------------
Land, buildings and improvements                  $    317,245     $  1,915,305
Equipment                                            1,908,322        1,699,103
Automobiles                                             21,430           53,860
Furniture and fixtures                               1,113,115        1,453,910
                                                  ------------     ------------
                                                     3,360,112        5,122,178
     Less accumulated depreciation                   1,495,119        3,038,776
                                                  ------------     ------------
                                                  $  1,864,993     $  2,083,402
                                                  ============     ============

Depreciation expense for the years ended March 31, 1998, 1997, and 1996 was approximately $556,000, $558,000, and $554,000, respectively. Included in equipment at March 31, 1998, is $990,420 of equipment under capital lease. Amortization expense on the capital lease will begin in fiscal 1999.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE H - NOTES PAYABLE AND LONG TERM DEBT

                                                                                                MARCH 31,
                                                                                     -------------------------------
                                                                                          1998              1997
                                                                                     -------------     -------------
Note payable under a line of credit for $2,000,000 with a bank, bearing interest at the prime rate 8.50% plus 3% in 1997. Principal and interest payable monthly;
collateralized by land and building located in Irving, Texas in 1997. (1)            $          --     $   1,700,000

Loan with a financial institution providing a maximum line of credit of
$25,000,000, bearing interest at the reference rate (8.50% at March 31, 1998)
plus 1.75% in 1998. Interest payable monthly; collateralized by
receivables and inventory.(2)                                                                   --        15,498,049

Notes to certain officers and shareholders of the Company bearing interest at
10%, due in March 1998, as extended; collateralized by real estate note
(purchased by officers and shareholders from an individual in December 1993)                    --           280,000

Other                                                                                      179,186         1,005,316
                                                                                     -------------     -------------

                                                                                           179,186        18,483,365

Less current portion                                                                       142,681         2,841,645
                                                                                     -------------     -------------
                                                                                     $      36,505     $  15,641,720
                                                                                     =============     =============

(1) The loan agreement with the bank provides that borrowings are reduced monthly by the amount of required principal payments (approximately $25,000 per month) in terms of an agreement reached in June 1997. The loan was paid off in November, 1997.

(2) The loan agreement with the financial institution provides that borrowings under the line of credit are subject to limitations based on the borrowing base, as defined in the agreement with a maximum facility of $25 million. The terms of the agreement require the Company to maintain specific current ratio levels, levels of debt to net worth, levels of tangible net worth and other financial covenants as defined in the loan agreement. At December 31, 1996 and March 31, 1997, the Company was not in compliance with all covenants. The financial institution waived such defaults through March 31, 1997 and restated those covenants on a going forward basis. During 1998, the Company received waivers for non-compliance of certain negative performance covenants of the loan agreement involving compensation and subordinated debt. The Company is currently in compliance with the terms and covenants of a new agreement reached subsequent to March 31, 1998. At March 31, 1998 the Company had $3,755,000 available in additional borrowing capacity under the loan agreement. The loan agreement has an extended expiration date of August 16, 2000. Subsequent to March 31, 1998, at the request of the Company, the loan agreement was favorably renegotiated with the financial institution more closely reflecting the Company's current financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was extended to August 16, 2002 and several of the performance covenants were revised or removed.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE H - CONTINUED

Future maturities of notes payable and long-term debt at March 31, 1998 are as follows:

               Year ending March 31, 1999        $  142,681
                                     2000            33,755
                                     2001             2,750
                                     2002                --
                                                 ----------
                                                 $  179,186
                                                 ==========

NOTE I - RELATED PARTY TRANSACTIONS

     In 1993 certain officers of the Company purchased third party notes payable of $500,000 with interest payable at 10% per annum. The officers assumed the same terms of the notes which matured on March 31, 1996. On March 29, 1996 the Company paid each of two shareholders $110,000 on the notes. The Company extended the maturity of the $100,000 note to March 31, 1998 and remaining notes of $180,000 to August 16, 2000. The Company paid the $100,000 note in full on December 4, 1997. On September 19, 1997 the Company paid $33,000 to one shareholder and on October 31,1997 the Company paid $33,000 to the other shareholder. On December 31, 1997 the Company paid the $57,000 balance of the notes to each of the two shareholders.

     The Company retained a director of the Company as a consultant on certain matters. Consulting fee expense recorded by the Company was $75,000 for the year ended March 31, 1997 and $18,750 was paid during the first quarter of fiscal 1998 at which time the consulting arrangement was terminated.

     During October, 1997 the Company entered into a marketing agreement with First Fidelity Acceptance Corp. ("FFAC"). Mr. Tucker was the Chairman and Chief Executive Officer of FFAC and also served as a Director of the Company. The agreement called for an initial investment of $200,000 which was to return monthly revenues based on the successful acquisition by FFAC of retail installment sales contracts. Additionally, FFAC shall return the shortfall, if any, between the monthly revenues and three times the original investment on the first anniversary of the investment. Subsequent to the end of fiscal 1998, Mr. Tucker resigned his directorship with the Company. The Company is seeking the return of the original investment from the new management of FFAC.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE J - EMPLOYEE STOCK OWNERSHIP PLAN AND 401(K) PLAN

     The Company had an employee stock ownership plan which provided for discretionary contributions by the Company. During 1995 the Company amended and restated the plan to qualify as a 401(k) employee deferred compensation plan under the terms of which employees who have been employed for one year or more are entitled to contribute up to the lesser of $9,500 or 15% of their annual compensation. The Company may at its discretion contribute to the 401(k) plan. No Company contributions were made under either plan for any of the three years ended March 31, 1998.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE K - STOCK OPTIONS

   1991 PLAN

   The 1991 Stock Option Plan provides for options covering a total of 542,820 common shares, all of which were issued to the Chief Executive Officer and the President. The exercise price of the options granted must be at least 110% of the fair value of the common stock at date of grant. The remaining options were exercised on March 29, 1996. At March 31, 1998, there were no options outstanding or available for grant.

   Following is a summary of option activity under the 1991 Plan:

                                                                   OPTION PRICE
                                                             -------------------------
                                               SHARES         PER SHARE       TOTAL
                                             ----------      ----------     ----------
    Outstanding at March 31, 1995               292,120      $  0.74795     $  218,492
      Granted                                        --              --             --
      Canceled                                       --              --             --
      Exercised                                (292,120)        0.74795       (218,492)
                                             ----------      ----------     ----------

    Outstanding at March 31, 1996                    --              --             --
      Granted                                        --              --             --
      Canceled                                       --              --             --
      Exercised                                      --              --             --
                                             ----------      ----------     ----------

    Outstanding at March 31, 1997                    --              --             --
      Granted                                        --              --             --
      Canceled                                       --              --             --
      Exercised                                      --              --             --
                                             ----------      ----------     ----------

    Outstanding at March 31, 1998                    --              --             --
                                             ==========      ==========     ==========

   1993 PLAN

   The 1993 Stock Option Plan provides for options covering a total of 500,000 common shares to be issued to key employees and directors other than the Chief Executive Officer and the President. Under the Plan, incentive stock options (ISOs) and non-qualified stock options may be granted at prices no less than 100% and 50%, respectively, of the fair value of the Company's common stock. Options granted expire in ten years and will generally vest in annual installments. At March 31, 1998, options for 255,001 shares were available for grant.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

Following is a summary of option activity under the 1993 Plan:

                                                                   OPTION PRICE
                                                          -------------------------------
                                           SHARES           PER SHARE           TOTAL
                                        -------------     -------------     -------------
 Outstanding at March 31, 1995                266,666      9.00 - 13.00         2,968,537
      Granted                                 110,999      3.00 -  7.50           424,621
      Canceled                               (109,666)     3.63 - 12.50        (1,148,079)
                                        -------------     -------------     -------------
 Outstanding at March 31, 1996                267,999      3.00 - 13.00         2,245,079
      Granted                                 110,000      0.56 -  6.00           329,439
      Canceled                               (124,500)     0.56 - 12.50          (644,877)
                                        -------------     -------------     -------------
 Outstanding at March 31, 1997                253,499      0.56 - 13.00     $   1,929,641
      Granted                                      --                --                --
      Canceled                                 (8,500)     3.63 - 12.50           (55,085)
                                        -------------     -------------     -------------
 Outstanding at March 31, 1998                244,999     $0.56 - 13.00     $   1,874,556
                                        =============     =============     =============

         All the options are considered compensatory. The outstanding stock options expire from November 1999 through January 2003.

The following summarizes information about compensatory options outstanding at March 31, 1998:

                             Options Outstanding                                          Options Exercisable
                             -------------------                                          -------------------
                                         Weighted Avg.
                                           Remaining         Weighted
Range of Exercise         Number          Contractual       Avg. Exercise            Number             Weighted Avg.
   Prices              Outstanding           Life               Price              Exercisable        Exercisable Price
   ------              -----------           ----               -----              -----------        -----------------
$ 0.56- 13.00           244,999            1.73 years          $ 7.48                123,282               $ 10.15

The options granted during the fiscal years ended March 31, 1998, 1997 and 1996 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for compensatory stock options in the consolidated financial statements. The effect of applying the pro-forma requirements of SFAS No. 123 does not materially effect earnings and earnings per share.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE L - INCOME TAXES

   Income tax expense (benefit) from continuing operations consists of the following:

                                1998                  1997                  1996
                         ----------------      ----------------      ----------------
Federal
     Current             $        123,000      $        137,331      $     (2,031,628)
     Deferred                          --              (245,709)              891,354
State                             102,528                16,414                 5,176
                         ----------------      ----------------      ----------------
                         $        225,528      $        (91,964)     $     (1,135,098)
                         ================      ================      ================

   The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                                              YEARS ENDED MARCH 31,
                                                      1998             1997               1996
                                                    --------         --------           --------
U.S.  Federal statutory rate                            34.0 %           34.0 %             34.0 %
Amortization of goodwill                                 0.7 %           (0.3)%             (0.5)%
Meals and entertainment                                  0.2 %           (0.1)%             (0.1)%
Change in prior tax estimates                           16.8 %            2.3 %             (0.7)%
Valuation allowance                                    (51.3)%          (35.4)%            (17.6)%
State income tax                                         1.8 %             --                 --
Other, net                                               1.8 %           (0.4)%             (0.9)%
                                                    --------         --------           --------

                                                         4.0 %            0.1 %             14.2 %
                                                    ========         ========           ========

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE L - INCOME TAXES - Continued

Following are the components of deferred tax assets and deferred tax liabilities:

                                                                 YEARS ENDED MARCH 31,
                                                              1998                   1997
                                                       -----------------      -----------------
Net current deferred tax assets
   Inventories                                         $         243,694      $         463,534
   Allowance for doubtful accounts                               187,000                179,129
   Inventory reserves                                             51,000                376,171
   Accrued expenses                                               58,949                 67,895
   Less valuation allowance                                     (316,456)            (1,086,729)
                                                       -----------------      -----------------
                                                       $         224,187      $              --

Net current deferred tax liability
   Installment sale                                    $        (224,187)     $              --
                                                       -----------------      -----------------
                                                       $        (224,187)     $              --

Net current deferred tax asset                         $              --      $              --
                                                       =================      =================

Noncurrent deferred tax assets
   Accumulated depreciation                            $          55,530      $              --
   Net operating loss                                          1,473,632              3,724,596
   Less valuation allowance                                   (1,529,162)            (3,677,150)
                                                       -----------------      -----------------
                                                       $              --      $          47,446

Noncurrent deferred tax liabilities
   Accumulated depreciation                            $              --      $         (47,446)
                                                       -----------------      -----------------
Net Noncurrent deferred taxes                          $              --      $              --
                                                       =================      =================


At March 31, 1998, the Company has net operating losses available to offset future taxable income of approximately $4,334,211 which begin expiring in 2011. The valuation allowance decreased by $2,918,261 during the year ended March 31, 1998.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE M - MAJOR CUSTOMERS

Customers accounting for 10% or more of total net sales from continuing operations are as follows:

YEAR ENDED MARCH 31,                                PERCENTAGE
--------------------                                ----------
     1998
          Wal-Mart                                        44%
          Kmart                                           23%

     1997
          Kmart                                           38%
          Wal-Mart                                        34%
     1996
          Kmart                                           31%
          Wal-Mart                                        25%

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company leases certain warehouse space, warehouse and computer equipment and other items. These leases are operating and capital leases and have future minimum lease payments, excluding sublease income, as follows:

                          Operating            Capital(1)
                         ------------        ------------
1999                     $    625,728        $    311,628
2000                          681,248             311,628
2001                          684,105             311,628
2002                          692,500             311,628
2003                          740,500                  --
Thereafter                  1,352,000                  --
                         ------------        ------------
                         $  4,776,081        $  1,246,512
                         ============

Less amount representing interest                 256,092
                                             ------------
Present value of net minimum lease payments  $    990,420
                                             ============


(1) On December 18, 1997 the Company entered into a capital lease with IBM to provide financing for the new computer system. This lease was intended to finance all hardware and software required and all consulting costs.

Total lease expense for the years ended March 31, 1998, 1997 and 1996 was approximately $758,000, $1,449,000 and $1,552,000 respectively.

The Company, certain of its officers and directors, former officers, former independent auditors, and the underwriters of the Company's IPO are defendants in certain shareholder lawsuits. The Company believes

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

the lawsuits are without merit. However, if the plaintiffs prevail, the lawsuits would have a material adverse effect on the operations and financial condition of the Company. The Company is unable to estimate the range of loss, if any.
See "Item 3. Legal Proceedings."

The Company filed a lawsuit against Denise Austin on December 2, 1996 in the 162nd District Court of Dallas County, Texas that was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division Case Number 3-97-CV-0246-G on February 6, 1997. Subsequently a suit was filed on December 30, 1996 by Denise Austin in the United States District Court, Eastern District of Virginia. The suit was filed for payment of royalties alleged to be due of approximately $655,000. The Company filed counter claims in excess of such amount. Both of these suits were settled in July 1997. In connection with the settlement, the Company recorded the reversal of accrued royalty commission of $508,000, which is reflected in the income of the second quarter of fiscal 1998.

The Company was contacted by the Department of Labor ("DOL") in fiscal 1996 in regard to certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are held in the Company's 401(k) plan which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any other of the Company's employee benefit plans.

The Internal Revenue Service ("IRS") is currently examining the Bollinger Employees Retirement Plan and Trust ("Plan"). In order to maintain its tax exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan currently has excess participant elective contributions over the maximum amount of such contributions permitted. As a result, the possible violation of tax laws and regulations could adversely effect the Plan's tax status. The Company has retained counsel for representation in this matter. At this time, the effect of such an IRS examination on the Company or the Plan, if any, cannot be determined.

In the normal course of business, the Company is involved in various litigation. Management believes that the aggregate effect of any liability arising from such items would not be material to the consolidated statements of operations or financial position at March 31, 1998.


NOTE O - SUBSEQUENT EVENTS

Subsequent to the end of fiscal 1998, Mr. Tucker resigned his directorship with the Company.

Subsequent to fiscal 1998 year end, at the request of the Company, the loan agreement was favorably renegotiated with the financial institution more closely reflecting the Company's current financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. This facility was extended to August 16, 2002 and several of the performance covenants were revised or removed.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE O - SUBSEQUENT EVENTS - Continued

Subsequent to fiscal 1998 year end, the Company and Legacy International (privately held) announced they had signed a letter of intent agreeing to the acquisition of Legacy by Bollinger. Legacy is a leading maker of weight benches, weight lifting equipment and related products.

Details of the proposed acquisition were not announced. The letter of intent is non-binding and is subject to the negotiation and execution of a definitive contract between the parties. Although no definitive time line has been established for completion of the acquisition, plans are continuing as of the date of this report.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

In connection with our audit of the consolidated financial statements of Bollinger Industries, Inc. and Subsidiaries referred to in our report dated June 11, 1998, we have also audited Schedule II for the years ended March 31, 1998, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                     King Griffin & Adamson P.C.


Dallas, Texas
June 11, 1998

                                                                     Schedule II

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                           Additions
                                          Balance at       Charged to       Charged to
                                          beginning         costs and          other                          Balance at end
        Description                        of year           expenses         accounts        Deductions          of year
----------------------------------      -------------    --------------     ------------    --------------   ----------------
Year ended March 31, 1996
   Allowance for doubtful accounts       $    920,215     $   (311,514)     $         --      $   (150,872)     $    457,829
   Inventory obsolescence reserve             800,972          365,794                --                --         1,166,766
   Returns and allowance reserve            2,061,000        8,677,585                --        (7,773,494)        2,965,091

Year ended March 31, 1997
   Allowance for doubtful accounts       $    457,829     $    540,193      $         --      $   (153,710)     $    844,312
   Inventory obsolescence reserve           1,166,766          430,523                --           (37,519)        1,559,770
   Returns and allowance reserve            2,965,091        5,631,906                --        (6,741,997)        1,855,000

Year ended March 31, 1998
   Allowance for doubtful accounts       $    844,312     $    253,441      $         --      $   (647,753)     $    450,000
   Inventory obsolescence reserve           1,559,770        1,433,367                --          (790,258)        2,202,879
   Returns and allowance reserve            1,855,000        3,228,908                          (4,173,883)          910,025


Note - Deductions represent uncollectible accounts, inventories written off, or credits issued for returns and allowances.

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    11        -  Statement regarding Computation of Per Share Data

    21        -  Subsidiaries of the Registrant

    27.1      -  Financial Data Schedule

    27.2      -  Restated Financial Data Schedule