Form 10-Q
period 1998-06-30
BOLLINGER INDUSTRIES INC
filed 1998-08-12
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1998

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Yes [X]  No [ ]

      As of August 7, 1998, 4,000,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX

                                                                              Page No.
                                                                              --------
PART I - FINANCIAL INFORMATION

          Item 1.     Consolidated Financial Statements

                      Consolidated Balance Sheets -
                      June 30, 1998 (unaudited), and March 31, 1998               3

                      Consolidated Statements of Earnings -
                      Three Months Ended June 30, 1998 and 1997 (unaudited)       4

                      Consolidated Statements of Cash Flows -
                      Three Months Ended June 30, 1998 and 1997 (unaudited)       5

                      Notes to Consolidated Financial Statements (unaudited)      6

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations              10

PART II - OTHER INFORMATION

          Item 1.     Legal Proceedings                                          13

          Item 2.     Changes in Securities and Use of Proceeds                  14

          Item 3.     Defaults Upon Senior Securities                            15

          Item 4.     Submission of Matters to a Vote of Security Holders        15

          Item 5.     Other Information                                          15

          Item 6.     Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                                       16

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             June 30, 1998     March 31, 1998
                                                                             -------------     --------------
                                                                              (unaudited)
CURRENT ASSETS
   Cash                                                                       $    652,447      $    136,369
   Accounts  receivable - trade net allowance for doubtful accounts of
       $456,046 and $450,000 and allowance for returns and allowances of
       $906,003 and $910,025                                                     6,281,393         6,351,691
   Escrow receivable                                                             1,024,208         1,012,296
   Other                                                                            42,153           424,335
   Income tax refund                                                               292,500              --
   Inventories                                                                   4,532,432         5,820,013
   Prepaid expenses                                                                786,788           793,511
                                                                              ------------      ------------
       Total current assets                                                     13,611,921        14,538,215
PROPERTY PLANT AND EQUIPMENT - NET                                               2,008,480         1,864,993
OTHER ASSETS
   Notes receivable and other                                                      156,217           209,554
   Deferred  financing fees - net of accumulated amortization of $440,807
      and $372,390                                                                 320,147           388,564
                                                                              ------------      ------------

TOTAL ASSETS                                                                  $ 16,096,765      $ 17,001,326
                                                                              ============      ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Current portion of long term debt and other debt                         $     94,042      $    142,681
     Current portion of capital lease obligations                                  208,324           212,101
     Accounts payable - trade                                                    2,410,067         2,595,565
     Income tax payable                                                             47,200           224,700
     Other current liabilities                                                     976,610         1,016,513
     Accrued product liability                                                     365,152           381,957
     Other payables-customer overpayment                                         1,943,323         1,125,627
                                                                              ------------      ------------
            Total current liabilities                                            6,044,718         5,699,144
LONG-TERM LIABILITIES
     Long-term debt, net of current portion                                         28,091            36,505
     Long-term capital lease obligations                                           707,435           778,319
                                                                              ------------      ------------
     Total long-term liabilities                                                   735,526           814,824
                                                                              ------------      ------------
              Total liabilities                                                  6,780,244         6,513,968
                                                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES                                                         --                --
STOCKHOLDERS' EQUITY
     Preferred stock  -- $.01 par value; 1,000,000 shares authorized;
          none issued                                                                 --                --
     Common stock -- $.01par value; 8,000,000 shares authorized; issued and outstanding 4,000,210 at June 30,1998, and March 31, 1998
                                                                                    40,002            40,002
     Capital in excess of par                                                   15,323,058        15,323,058
     Accumulated deficit                                                        (6,046,539)       (4,875,702)
                                                                              ------------      ------------
           Total stockholders' equity                                            9,316,521        10,487,358
                                                                              ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 16,096,765      $ 17,001,326
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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                               Three Months          Three Months
                                                   Ended                Ended
                                                 June 30,              June 30,
                                                   1998                 1997
                                              ---------------      ---------------
Net sales                                     $     7,403,069      $    20,516,641
Cost of goods sold                                  5,422,043           16,502,186
                                              ---------------      ---------------

     Gross profit                                   1,981,026            4,014,455

Selling expenses                                      945,632            1,572,355
Distribution, general and
    administrative expenses                         2,122,962            2,462,809
                                              ---------------      ---------------
                                                    3,068,594            4,035,164
                                              ---------------      ---------------

     Operating profit (loss)                       (1,087,568)             (20,709)

Other expense (income)
     Interest expense                                 119,237              624,305
     Gain on sale of assets                            (1,209)                (815)
     Other                                            (34,759)              (6,828)
                                              ---------------      ---------------
                                                       83,269              616,662
                                              ---------------      ---------------

Earnings (loss) before income tax
           expense (benefit)                       (1,170,837)            (637,371)

Income tax expense (benefit)                             --                  1,060
                                              ---------------      ---------------


Net earnings  (loss)                          $    (1,170,837)     $      (638,431)
                                              ===============      ===============

Per share data (basic and diluted):

Basic earnings (loss) per share               $         (0.29)     $         (0.16)
                                              ===============      ===============

Diluted earnings (loss) per share             $         (0.29)     $         (0.16)
                                              ===============      ===============


Shares used in the calculation of
    per share amounts:

    Basic common shares                             4,000,210            4,000,210
    Dilutive impact of stock options                     --                   --
                                              ---------------      ---------------
    Diluted common shares                           4,000,210            4,000,210
                                              ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                    THREE MONTHS       THREE MONTHS
                                                                       ENDED              ENDED
                                                                      JUNE 30,           JUNE 30,
                                                                        1998              1997
                                                                    ------------      ------------
Cash flows from operating activities
     Net earnings (loss)                                            $ (1,170,837)     $   (638,431)
     Adjustments to reconcile net earnings (loss) to net cash
           provided by (used in) operating activities
        (Gain) loss on disposal of assets                                 (1,209)             (815)
        Depreciation and amortization                                    141,663           264,088
        Provision for returns and allowances                             638,315         1,072,207
        Provision for doubtful accounts                                   60,000          (105,533)
        Provision for obsolete inventory                                  80,838            80,782
        Changes in operating assets and liabilities
            Accounts receivable - trade                                 (628,017)       (3,927,222)
            Other receivables                                            382,182            47,836
            Income tax refund                                           (292,500)             --
            Inventories                                                1,206,743           116,867
            Prepaid expenses                                               6,723          (208,780)
            Notes receivable and other assets                              2,840             5,881
            Accounts payable - trade                                    (185,498)        2,086,975
            Income tax payable                                          (177,500)             --
            Other current liabilities                                    760,988          (154,942)
            Provision for restructuring of operations                       --            (107,582)
                                                                    ------------      ------------

            Net cash provided by (used in) operating activities          824,731        (1,468,669)

Cash flows from investing activities
    Purchases of property and equipment                                 (229,705)          (39,939)
    Payments (advances made) on note receivable                           50,497           239,315
    Proceeds from sale of assets                                          14,181             3,000
    Escrow receivable                                                    (11,912)             --
                                                                    ------------      ------------

           Net cash provided by (used in) investing activities          (176,939)          202,376

Cash flows from financing activities
     Net proceeds from (payments on) long term debt                      (57,053)        1,273,689
     Payments on capital lease obligations                               (74,661)             --
                                                                    ------------      ------------

           Net cash provided by (used in) financing activities          (131,714)        1,273,689

           Net increase (decrease) in cash                               516,078             7,396
Cash at beginning of period                                              136,369             3,481
                                                                    ------------      ------------
Cash at end of period                                               $    652,447      $     10,877
                                                                    ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - GENERAL

The consolidated interim financial statements include the accounts of Bollinger Industries, Inc., its wholly-owned subsidiaries, and Bollinger Industries, L.P., a partnership wholly-owned by Bollinger's subsidiaries (collectively the "Company").

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes for the fiscal year ended March 31, 1998 contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the unaudited interim consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition and Provisions for Returns and Chargebacks

The Company recognizes sales revenue at the time products are shipped to its customers. Provision is made currently for estimated product returns and chargebacks, which may occur. Returns are generally for products that are salable with minor reworking of packaging or replacement of missing components. The term "chargebacks" refers to the action taken by customers of withholding payments or applying for credit amounts for items such as volume discounts or rebates under marketing programs or pricing discrepancies, penalties, vendor compliance issues, shipping shortages and any other similar item under vendor compliance guidelines established by customers.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED - CONTINUED)

NOTE A - GENERAL-CONTINUED


The provision for returns is estimated based on current trends and historical experience of returns. The provision for chargebacks is estimated based on the marketing programs designed for customers, and recent historical experience based on volume.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOW

Supplemental disclosures are as follows:

                                                           Three months ended
                                                     -----------------------------
                                                      June 30,          June 30,
                                                        1998              1997
                                                     -----------       -----------
Interest paid                                        $    90,329       $   642,370

Shortly before the fiscal year-end on March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line. The Company received another $818,000 from the customer during the first quarter of fiscal 1999. The Company advised the customer of this payment, but the customer did not request an immediate repayment. Accordingly, this is included in other payables on the Company's balance sheet at 1998 fiscal year-end and at the end of the first quarter of fiscal 1999.

NOTE C - INVENTORIES

                                                    June 30,           March 31,
                                                     1998               1998
                                                  -----------       -----------
Raw materials                                     $   322,863       $   336,285
Work-in-process                                          --                --
Finished goods                                      5,669,958         7,686,607
Reserve for obsolescence                           (1,460,389)       (2,202,879)
                                                  ===========       ===========

                                                  $ 4,532,432       $ 5,820,013
                                                  ===========       ===========

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE D - NOTES PAYABLE

The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. The loan agreement had an expiration date of August 16, 2000. During the first quarter of 1999, at the request of the Company, the loan agreement was favorably renegotiated with the financial institution to more closely reflect the Company's current financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was extended to August 20, 2002 and several of the performance covenants were revised or removed. Availability under the credit line is based on the level of specific current assets, namely accounts receivable and inventory. There was no outstanding obligation at June 30, 1998, and the Company had borrowing availability of $2,781,000 pursuant to the asset-based formula.

NOTE E - INCOME TAXES

The Company's effective income tax rates for the three months ended June 30, 1997 and 1998 respectively were 0% and 0%, based on utilization of a tax loss carry-forward (and lack of income).

NOTE F- COMMITMENTS AND CONTINGENCIES

The Company, certain of its officers and directors, former officers, former independent auditors, and the underwriters of the Company's initial public offering are defendants in certain shareholder lawsuits. The Company believes the lawsuits are without merit. However, if the plaintiffs prevail, the lawsuits would have a material adverse effect on the operations and financial condition of the Company. The Company is unable to estimate the range of loss, if any. See "Part II, Item 1. Legal Proceedings."

The Company was contacted by the Department of Labor ("DOL") in fiscal 1996 in regard to certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are held in the Company's 401(k) plan, which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any other of the Company's employee benefit plans.

The Internal Revenue Service ("IRS") has examined the Bollinger Employees Retirement Plan and Trust ("Plan"). In order to maintain its tax-exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan currently has excess participant elective contributions over the maximum amount of such contributions permitted. As a result, the possible violation of tax laws and regulations could adversely affect the Plan's tax status. The Company has retained counsel for representation in this matter. At this time, the effect of such an IRS examination on the Company or the Plan, if any, cannot be determined.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
                              (UNAUDITED-CONTINUED)


NOTE F- COMMITMENTS AND CONTINGENCIES-CONTINUED

In the normal course of business, the Company is involved in various other lawsuits. Management believes that the aggregate effect of any liability arising from such items would not be material to the consolidated statements of operations or financial position at June 30, 1998.

NOTE G- DISPOSAL OF TRAMPOLINE PRODUCT LINE

On November 21, 1997, the Company disposed of its trampoline product line. Escrow in the amount of $1,024,208 was held back by the purchaser, and is reflected as such in the June 30, 1998, consolidated balance sheet. Subject to contingencies, the escrow will be paid to the Company during fiscal 1999.

The unaudited pro forma results of operations for the quarters ended June 30, 1998 and 1997, stated as though the disposition occurred on April 1, 1997, is as follows:

                                                   June 30,               June 30,
                                                    1998                  1997
                                               ---------------      ---------------
Net sales                                      $     7,403,069      $     7,325,525
                                               ===============      ===============

Net earnings (loss)                            $    (1,170,837)     $    (2,109,294)
                                               ===============      ===============

      Net earnings (loss) per common share     $         (0.29)     $         (0.53)
                                               ===============      ===============

The pro forma results are not necessarily indicative of what would have occurred if the disposition occurred during the period presented. In addition, they are not intended to be a projection of future results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 1998 and March 31, 1997; the Company's Form 10-Q for the quarter ended June 30, 1997; and the consolidated financial statements and related notes for the quarter ended June 30, 1998 found elsewhere in this report.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH JUNE 30, 1997

In November 1997 the Company sold the trampoline product line to Hedstrom Corporation. This sale was opportune for the Company, providing much needed capital for the continuing fitness accessory business. Additionally, as fully disclosed in the Company's Annual Report on Form 10-K for the fiscal years ended March 31, 1996, 1997 and 1998, the Company embarked on a restructuring plan whereby it focused on its name brand products, and greatly reduced its use of celebrity-endorsed products.

Fitness accessory sales increased for the quarter by $78,000 on a comparative basis with the prior year. Consolidated net sales for the quarter ended June 30, 1998 decreased by $13.1 million as compared to the quarter ended June 30, 1997, a decrease of 64%. In the first three months of the prior year, the Company successfully sold approximately $13.2 million of trampoline products. The trampoline product line was sold in November 1997.

Gross profits as a percent of net sales increased dramatically for fitness accessory products from 19.9% in the quarter ended June 30, 1997 to 26.8% in the quarter ended June 30, 1998 (eliminating the effect of the trampoline product line). The improvement was primarily due to improved pricing from overseas vendors and better controls over related expenses. Gross profit for the quarter ended June 30, 1998 decreased $2.0 million as compared to the quarter ended June 30, 1997, and increased as a percentage of net sales from 19.6% in 1997 to 26.8% in 1998 for the same period. The decrease in dollars is directly related to the sale of the trampoline product line.

Selling expenses for the quarter ended June 30, 1998 decreased by $627,000 as compared to the quarter ended June 30, 1997, and increased as a percentage of net sales from 7.7% to 12.8%. The dollar decrease and the percentage increase in selling expense were directly related to the lower sales volume without the trampoline product line.

Distribution, general and administrative expenses for the quarter ended June 30, 1998 decreased by $340,000 as compared to the quarter ended June 30, 1997, and increased as a percentage of net sales from 12.0% in 1997 to 28.7% in 1998. The decrease in distribution, general and administrative expenses resulted from the reduction of warehouse rent, supplies and labor costs partially offset by the increase in bad debt expense. The percentage increase was directly related to increased bad debt expense and lower sales volume without the trampoline product line.

The Company sustained an operating loss of $1,088,000 for the quarter ended June 30, 1998, as compared to an operating loss of $21,000 in the same quarter last year. The gross profit decline of $2,033,000 is partially offset by lower selling and distribution, general, and administrative expenses of $967,000.

Interest expense for the quarter ended June 30, 1998 was $119,000 compared to $624,000 for the same quarter in the previous year. The significant reduction in interest expense was due to the reduction of debt made possible by the sale of the assets associated with the trampoline product line.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal source of outside financing has been borrowings from various financial institutions and its initial public offering. Net cash provided by operating activities for the three months ended June 30, 1998 was $825,000 compared to cash used by operating activities for the same period in the prior year of $1,469,000. Cash generated from the sale of inventory was used to fund operating losses in the quarter ended June 30, 1998. Shortly before the fiscal year end on March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line. The Company received another $818,000 from the customer during the quarter ended June 30, 1998. The Company advised the customer of this payment, but the customer did not request an immediate repayment. Accordingly, this is included in other payables on the Company's balance sheet at March 31, 1998 and at June 30, 1998.

The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. The loan agreement had an expiration date of August 16, 2000. During the first quarter of fiscal 1999, at the request of the Company, the loan agreement was favorably renegotiated with the financial institution to more closely reflect the Company's current financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was extended to August 20, 2002 and several of the performance covenants were revised or removed. Availability under the credit line is based on the level of specific current assets, namely accounts receivable and inventory. There was no outstanding obligation at June 30, 1998, and the Company had borrowing availability of $2,781,000 pursuant to the asset-based formula.

Outstanding balances in the quarter ended June 30, 1998 bore interest at an approximate rate of 10.13% compared to a rate of 10.25% for the quarter ended June 30, 1997.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

This report contains certain forward-looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." When used in this report, words such as "believes," "anticipates," "intends," "expects," "should," and words of similar import identify a forward-looking statement. Such forward-looking statements may involve numerous assumptions about known and unknown trends, uncertainties, risks, economic conditions and other factors, which may ultimately prove to be inaccurate. Investors are cautioned that forward-looking statements involve certain risks and uncertainties that could cause actual results of the Company to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to: seasonality, advertising and promotional efforts, availability and terms of capital, future acquisitions, economic conditions, consumer preferences, lack of success of new products, loss of customer loyalty, heightened competition and other factors discussed in this report. The Company disclaims any obligation to update or to publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

The Company continues to suffer operating losses. Nothing contained in these financial statements or in Management's Discussion and Analysis of Financial Condition and Results of Operations should be interpreted as a guarantee of future earnings or a change in financial condition. The actual results of the Company could differ materially from the statements found in this section and elsewhere in this report.

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

Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division (the "STI Lawsuit"):

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

The Company was contacted by the Department of Labor ("DOL") in fiscal 1996 in regard to certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are held in the Company's 401 (k) plan, which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any other of the Company's employee benefit plans.

The Internal Revenue Service ("IRS") has examined the Bollinger Employees Retirement Plan and Trust ("Plan"). In order to maintain its tax-exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan currently has excess participant elective contributions over the maximum amount of such contributions permitted. As a result, the possible violation of tax laws and regulations could adversely effect the Plan's tax status. The Company has retained counsel for representation in this matter. At this time, the effect of such an IRS examination on the Company or the Plan, if any, cannot be determined.

On September 30, 1996 in connection with an investigation by the Securities and Exchange Commission, the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulation promulgated thereunder in the future, and agreed not to act as a director or officer of a registered or reporting entity.

From time to time, the Company is a party to various other legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business, that could have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company and Legacy International agreed to terminate acquisition discussions after a previously announced letter of intent expired.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                10.64 Amendment to Loan and Security Agreement dated May 14, 1998, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation.

                11     Computation of Earnings Per Share

                27.1   Financial Data Schedule

                27.2   Restated Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three-month period ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BOLLINGER INDUSTRIES, INC.



Date: August 11, 1998                      /s/ GLENN D. BOLLINGER
     -----------------------------         ------------------------------------
                                           Glenn D. Bollinger
                                           Chairman of the Board and
                                           Chief Executive Officer


Date: August 11, 1998                      /s/ ROSE TURNER
     -----------------------------         ------------------------------------
                                           Rose Turner
                                           Executive Vice President - Finance,
                                           Chief Financial Officer, Treasurer
                                           and Secretary


Date: August 11, 1998                      /s/ FLOYD DEPAUW
     -----------------------------         ------------------------------------
                                           Floyd DePauw
                                           Controller and Chief Accounting
                                           Officer

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

             Exhibits         Description
             --------         -----------
              10.64    Amendment to Loan and Security Agreement dated May 14,
                       1998, between Bollinger  Industries, Inc., Bollinger
                       Industries, L.P. and NBF, Inc. and Foothill Capital
                       Corporation.

              11       Computation of Earnings Per Share

              27.1     Financial Data Schedule

              27.2     Restated Financial Data Schedule