Form 10-Q
period 1998-09-30
BOLLINGER INDUSTRIES INC
filed 1998-11-13
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1998

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

         As of November 10, 1998, 4,400,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------

PART I - FINANCIAL INFORMATION

          Item 1.     Consolidated Financial Statements

                      Consolidated Balance Sheets -
                      September 30, 1998 (unaudited), and March 31, 1998                                    3

                      Consolidated Statements of Earnings -
                      Three Months and Six Months Ended September 30, 1998
                      and 1997 (unaudited)                                                                  4

                      Consolidated Statements of Cash Flows -
                      Six Months Ended September 30, 1998 and 1997 (unaudited)                              5

                      Notes to Consolidated Financial Statements (unaudited)                                6

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         10

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk                            13
          .
PART II - OTHER INFORMATION

          Item 1.     Legal Proceedings                                                                     14

          Item 2.     Changes in Securities and Use of Proceeds                                             16

          Item 3.     Defaults Upon Senior Securities                                                       16

          Item 4.     Submission of Matters to a Vote of Security Holders                                   16

          Item 5.     Other Information                                                                     16

          Item 6.     Exhibits and Reports on Form 8-K                                                      17

SIGNATURES                                                                                                  18

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               SEPTEMBER 30,      MARCH 31,
                                                                                   1998             1998
                                                                               ------------      ------------
                                                                               (unaudited)
CURRENT ASSETS
   Cash                                                                        $     38,372      $    136,369
   Accounts  receivable - trade net  allowance  for  doubtful  accounts of
       $516,233 and $450,000 and allowance  for returns and  allowances of
       $1,297,687 and $910,025                                                    6,001,574         6,351,691
   Escrow receivable                                                                507,999         1,012,296
   Other                                                                             33,981           424,335
   Inventories                                                                    5,048,721         5,820,013
   Prepaid expenses                                                                 723,381           793,511
                                                                               ------------      ------------
       Total current assets                                                      12,354,028        14,538,215
PROPERTY PLANT AND EQUIPMENT - NET                                                2,017,000         1,864,993
OTHER ASSETS
   Notes receivable and other                                                       118,049           209,554
   Deferred  financing fees - net of accumulated  amortization of $488,391
      and $372,390                                                                  272,563           388,564
                                                                               ------------      ------------
TOTAL ASSETS                                                                   $ 14,761,640      $ 17,001,326
                                                                               ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt and other debt                          $  1,185,582      $    142,681
     Current portion of capital lease obligations                                   228,753           212,101
     Accounts payable - trade                                                     2,838,370         2,595,565
     Income tax payable                                                              47,200           224,700
     Other current liabilities                                                    1,093,203         1,016,513
     Accrued product liability                                                      336,007           381,957
     Other payables-customer overpayment                                            214,276         1,125,627
                                                                               ------------      ------------
            Total current liabilities                                             5,943,391         5,699,144
LONG-TERM LIABILITIES
     Long-term debt, net of current portion                                          40,773            36,505
     Long-term capital lease obligations                                            653,616           778,319
                                                                               ------------      ------------
     Total long-term liabilities                                                    694,389           814,824
                                                                               ------------      ------------
              Total liabilities                                                   6,637,780         6,513,968
                                                                               ------------      ------------
COMMITMENTS AND CONTINGENCIES                                                            --                --
STOCKHOLDERS' EQUITY
     Preferred  stock  -- $.01  par  value; 1,000,000      shares  authorized;
          none issued                                                                    --                --
     Common stock -- $.01 par value; 8,000,000 shares authorized;
          issued and outstanding 4,000,210 at September 30,1998, and
          March 31, 1998                                                             40,002            40,002
     Capital in excess of par                                                    15,323,058        15,323,058
     Accumulated deficit                                                         (7,239,200)       (4,875,702)
                                                                               ------------      ------------
           Total stockholders' equity                                             8,123,860        10,487,358
                                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 14,761,640      $ 17,001,326
                                                                               ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                            THREE MONTHS ENDED          THREE MONTHS ENDED           SIX MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,               SEPTEMBER 30,              SEPTEMBER 30,            SEPTEMBER 30,
                                   1998                        1997                        1998                     1997

Net Sales                      $    7,092,170              $   15,107,320               $  14,495,239            $   35,623,961
Cost of Goods Sold                  5,011,901                  12,355,971                  10,433,944                28,858,157
                               --------------              --------------               -------------            --------------

  Gross Profits                     2,080,269                   2,751,349                   4,061,295                 6,765,804

Selling Expenses                      697,780                     956,463                   1,643,412                 2,528,818
Distribution, general and
 administrative expenses            2,392,297                   2,605,666                   4,515,259                 5,068,475
                               --------------              --------------               -------------            --------------
                                    3,090,077                   3,562,129                   6,158,671                 7,597,293
                               --------------              --------------               -------------            --------------
  Operating profit (loss)          (1,009,808)                   (810,780)                 (2,097,376)                 (831,489)

Other expense (income)
  Interest expense                    136,956                     531,898                     256,193                 1,156,203
  Gain on sale of assets               (5,933)                   (868,430)                     (7,142)                 (869,245)
  Other                                51,830                        (454)                     17,071                    (7,282)
                               --------------              --------------               -------------            --------------
                                      182,853                    (336,986)                    266,122                   279,676
                               --------------              --------------               -------------            --------------
Earnings (loss) before
 income tax expense
 (benefit)                         (1,192,661)                   (473,794)                 (2,363,498)               (1,111,165)

Income tax expense
 (benefit)                                  -                           -                           -                     1,060
                               --------------              --------------               -------------            --------------

Net earnings (loss)            $   (1,192,661)             $     (473,794)              $  (2,363,498)           $   (1,112,225)
                               ==============              ==============               =============            ==============

Per share data (basic and
 diluted):

Basic Earnings (loss per
 share)                                $(0.30)                     $(0.12)                     $(0.59)                   $(0.28)
                               ==============              ==============               =============            ==============

Diluted earnings (loss)
 per share                             $(0.30)                     $(0.12)                     $(0.59)                   $(0.28)
                               ==============              ==============               =============            ==============

Shares used in the
 calculation of per share
 amounts:

  Basic common shares               4,000,210                   4,000,210                   4,000,210                 4,000,210
  Dilutive impact of stock
   options                                  -                           -                           -                         -
                               --------------              --------------               -------------            --------------

Diluted common shares               4,000,210                   4,000,210                   4,000,210                 4,000,210
                               ==============              ==============               =============            ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                                   1998                       1997
                                                                            ----------------            ---------------
Cash flows from operating activities
     Net earnings (loss)                                                     $    (2,363,498)            $   (1,112,225)
     Adjustments to reconcile net earnings (loss) to net cash
         Provided by (used in) operating activities
         (Gain) loss on disposal of assets                                            (7,142)                  (869,245)
         Depreciation and amortization                                               398,442                    514,252
         Provision for returns and allowances                                      1,199,581                  1,767,887
         Provision for doubtful accounts                                             120,000                      6,408
         Provision for obsolete inventory                                            156,366                    260,567
         Changes in operating assets and liabilities
             Accounts receivable -trade                                             (969,464)                 2,169,592
             Other receivables                                                       390,354                    128,591
             Inventories                                                             614,926                  3,241,478
             Prepaid expenses                                                         70,130                   (193,606)
             Notes receivable and other assets                                         4,280                      9,441
             Accounts payable-trade                                                  242,805                    944,393
             Income tax payable                                                     (177,500)                         -
             Other current liabilities                                              (880,611)                  (245,773)
             Provision for restructuring operations                                        -                 (1,609,364)
                                                                            ----------------            ---------------

             Net cash provided by (used in) operating activities                  (1,201,331)                 5,012,396

Cash flows from investing activities
     Purchases of property and equipment                                            (447,420)                  (110,765)
     Payments (advances made) on note receivable                                      87,225                    199,315
     Proceeds from sale of assets                                                     20,114                  1,140,209
     Escrow receivable                                                               504,297                          -
                                                                            ----------------            ---------------

             Net cash provided by (used in) investing activities                     164,216                  1,228,759

Cash flows from financing activities
     Net proceeds from (payments on) long term debt                                1,047,169                 (6,063,183)
     Payments on capital lease obligations                                          (108,051)                         -
     Financing Fees                                                                        -                   (125,000)
                                                                            ----------------            ---------------

             Net cash provided by (used  in) financing activities                    939,118                 (6,188,183)

             Net increase (decrease)in cash                                          (97,997)                    52,972

Cash at beginning of period                                                          136,369                      3,481
                                                                            ----------------            ---------------
Cash at end of period                                                       $         38,372            $        56,453
                                                                            ================            ===============

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

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                                              SIX MONTHS ENDED
                                                  --------------------------------------
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                       1998                    1997
                                                  --------------           -------------

Interest paid                                     $      265,051           $   1,313,068

Shortly before the fiscal year-end on March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line. The Company advised the customer of this payment, but the customer did not request an immediate repayment. Accordingly, this is included in other payables on the Company's balance sheet at 1998 fiscal year-end and at the end of the second quarter of fiscal 1999. During the second quarter ended September 30, 1998 the overpayment has been reduced by $911,000 to $214,000 based on the customers purchases of additional products from the Company.

NOTE C - INVENTORIES

                                                        SEPTEMBER 30,                  MARCH 31,
                                                            1998                         1998
                                                        --------------              -------------
 Raw materials                                          $      425,798              $     336,285
 Work-in-process                                                     -                          -
 Finished goods                                              6,155,658                  7,686,607
 Reserve for obsolescence                                   (1,532,735)                (2,202,879)
                                                        --------------              -------------

                                                         $   5,048,721               $  5,820,013
                                                        ==============              =============

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE D - NOTES PAYABLE

The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. The loan agreement had an expiration date of August 16, 2000. During the first quarter of Fiscal 1999, at the request of the Company, the loan agreement was favorably renegotiated with the financial institution to more closely reflect the Company's current financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was extended to August 20, 2002 and several of the performance covenants were revised or removed. Availability under the credit line is based on the level of specific current assets, namely accounts receivable and inventory. The outstanding obligation at September 30, 1998 was $1,003,000, and the Company had borrowing availability of $3,081,000 pursuant to the asset-based formula and prior to the funding of the acquisitions during October 1998, which required $3,575,000 cash in the aggregate.

NOTE E - INCOME TAXES

The Company's effective income tax rates for the three and six months ended September 30, 1997 and 1998 respectively were 0% and 0%, based on utilization of a tax loss carry-forward (and lack of income).

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

The Company was contacted by the Department of Labor ("DOL") in fiscal 1996 in regard to certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are held in the Company's 401(k) plan, which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any of the Company's other employee benefit plans. The DOL has requested and received tolling agreements extending the running of the statute of limitations through and including January 31, 1999.

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

                   BOLLINGER INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED - CONTINUED)

In the normal course of business, the Company is involved in various other lawsuits. Management believes that the aggregate effect of any liability arising from such items would not be material to the consolidated statements of operations or financial position at September 30, 1998.

NOTE G - DISPOSITIONS

DISPOSAL OF TRAMPOLINE PRODUCT LINE

On November 21, 1997 the Company disposed of its trampoline product line. Escrow in the amount of $507,999 is being held back by the purchaser, and is reflected as such in the September 30, 1998 consolidated balance sheet. Subject to contingencies, the escrow will be paid to the Company during fiscal 1999.

The unaudited pro forma results of operations for the three month and six month periods ended September 30, 1998 and 1997, stated as though the disposition occurred on April 1, 1997, is as follows:


                                  THREE MONTHS ENDED       THREE MONTHS ENDED      SIX MONTHS ENDED       SIX MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,          SEPTEMBER 30,
                                         1998                    1997                    1998                   1997
                                     ------------             ------------            -----------            -----------

Net Sales                            $  7,092,170             $ 10,019,624            $14,495,239            $17,345,149
                                     ============             ============            ===========            ===========

Net earnings (loss)                   $(1,192,661)           $    (643,361)           $(2,363,498)           $(2,752,655)
                                     ============             ============            ===========            ===========

Net earnings (loss) per
   commons share                       $(0.30)                  $ (.16)                 $(0.59)               $ (.69)
                                     ============             ============            ===========            ===========


The pro forma results are not necessarily indicative of what would have occurred if the disposition occurred during the periods presented. In addition, they are not intended to be a projection of future results.

NOTE H - SUBSEQUENT EVENTS

On October 15, 1998 an asset purchase agreement was entered into by The Step Company ("Seller") and Bollinger Industries, L.P. ("Purchaser") to acquire patent rights to various retail products for an aggregate purchase price of $3,575,000 in cash and notes and 300,000 shares of the Company's Common Stock.

On October 8, 1998 an asset purchase agreement was entered into by Self Image Sports and Fitness Co., Inc. ("Seller") and Bollinger Industries, L.P. ("Purchaser") to acquire accounts receivable, inventory and other assets for an aggregate cash purchase price of $1,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 1998 and March 31, 1997; the Company's Form 10-Q for the Fiscal quarters ended June 30, 1997, September 30, 1997, December 31, 1997, June 30, 1998; and the consolidated financial statements and related notes for the quarter ended September 30, 1998 found elsewhere in this report.

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997

Subsequent to the September 30, 1998 period, the Company purchased the assets of Self Image Sports (dba Multi-Grip) and licensed "The Step" for retail distribution. Each of these purchase agreements were signed in mid October. The Company will be reporting results from October 1st in the next reporting period, therefore operating results for this reporting quarter are unaffected.

Fitness accessory sales decreased for the quarter by $2,927,000 on a comparative basis with the same quarter of the prior year, a decrease of 29.2%. Consolidated net sales for the quarter ended September 30, 1998 decreased by $8.0 million as compared to the quarter ended September 30, 1997, a decrease of 53.1%. In the second quarter of the prior year, the Company successfully sold approximately $5.1 million of trampoline products. The trampoline product line was sold in November 1997. Fitness accessory sales decreased for the six months by $2,850,000 on a comparative basis with the same period of the prior year, a decrease of 16.4%. Consolidated net sales for the six months ended September 30, 1998 decreased by $21.1 million as compared to the six months ended September 30, 1997, a decrease of 59.3%. In the six months ended September 30, 1997, the Company sold approximately $18.3 million of trampoline products.

Gross profits as a percent of net sales increased dramatically for fitness accessory products from 17.5% in the quarter ended September 30, 1997 to 29.3% in the quarter ended September 30, 1998 (eliminating the effect of the trampoline product line). The improvement was primarily due to improved pricing from overseas vendors and better controls over related expenses. In addition, the prior year gross profit percentage was suppressed by low margins on targeted inventory sales. Consolidated gross profit for the quarter ended September 30, 1998 decreased $671,000 as compared to the quarter ended September 30, 1997, and increased as a percentage of net sales from 18.2% in 1997 to 29.3% in 1998 for the same period. The decrease in dollars is directly related to the sale of the trampoline product line. Gross profits as a percent of net sales of fitness accessories increased from 18.5% during the six months ended September 30, 1997 to 28.0% in the six months ended September 30, 1998 (eliminating the effect of the trampoline product line). Consolidated gross profit for the six months ended September 30, 1998 decreased $2,705,000 as compared to the six months ended September 30, 1997 and increased as a percentage of net sales from 19.0% in 1997 to 28.0% in 1998 for the same period. The decrease in dollars of $2.7 million is directly related to the sale of the trampoline product line.

Selling expenses for the quarter ended September 30, 1998 decreased by $259,000 as compared to the quarter ended September 30, 1997, and increased as a percentage of net sales from 6.3% to 9.8%. The quarter ended September 30, 1997 benefited from a $508,000 decrease in royalty commissions that were previously accrued. The decrease in selling expenses for the quarter ended September 30, 1998 compared to the same quarter in 1997 would have been $767,000 (and increased as a percentage of net sales from 9.7% to 9.8%). Selling expenses for the six months ended September 30, 1998 decreased by $885,000 as compared to the six months ended September 30, 1997, and increased as a percentage of net sales from 7.1% to 11.3%. The six months ended September 30, 1997 benefited from the $508,000 decrease in royalty commissions and selling expenses compared to September 30, 1998 would have decreased by $1,393,000 and increased as a percentage of net sales from 8.5% to 11.3%. The remaining dollar decrease and the percentage increase in selling expense were directly related to the lower sales due to the disposition of the trampoline product line.

Distribution, general and administrative expenses for the quarter ended September 30, 1998 decreased by $213,000 as compared to the quarter ended September 30, 1997, and increased as a percentage of net sales from 17.2% in 1997 to 33.7% in 1998. The decrease in distribution, general and administrative expenses resulted from the reduction of warehouse rent, computer costs, and labor costs partially offset by the increase in depreciation and legal fees expense. The percentage increase was directly related to decreased sales after the sale of the trampoline product line. Distribution, general and administrative expenses for the six months ended September 30, 1998 decreased by $553,000 as compared to the same period last year, and increased as a percentage of net sales from 14.2% to 31.1% based on lower net sales. The decrease in distribution, general and administrative expenses resulted from the reduction of warehouse rent, computer costs, and labor costs partially offset by the increase in depreciation and bad debt expense. The percentage increase was directly related to decreased sales after the sale of the trampoline product line.

The Company sustained an operating loss of $1,010,000 for the quarter ended September 30, 1998, as compared to an operating loss of $811,000 in the same quarter last year. The gross profit decline of $671,000 for the quarter ended September 30, 1998 as compared to the same quarter last year was partially offset by lower selling and distribution, general, and administrative expenses of $472,000.

The Company sustained an operating loss of $2,097,000 for the six months ended September 30, 1998 as compared to an operating loss of $831,000 in the same period last year. The gross profit decline of $2,705,000 for the six months ended September 30, 1998 as compared to the same period a year ago was partially offset by lower selling and distribution, general, and administrative expenses of $1,439,000.

Interest expense for the quarter ended September 30, 1998 was $137,000 compared to $532,000 for the same quarter in the previous year. Interest expense for the six months ended September 30, 1998 was $256,000 compared to $1,156,000 for the same period last year. The significant reduction in interest expense was due to the reduction of debt made possible by the sale of the assets associated with the trampoline product line in November 1997 and the sale of the Irving facility in September 1997.

Net loss for the quarter ended September 30, 1998 was $1,193,000 compared to $474,000 for the same quarter in the previous year. Net loss for the six month period ended September 30, 1998 was $2,363,000 compared to $1,112,000 for the same six month period in the previous year. The gain on the sale of fixed assets, primarily from the sale of the building in Irving, Texas of $869,000, greatly affected the overall loss for the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of outside financing has been borrowings from various financial institutions and its initial public offering. Net cash used in operating activities for the six months ended September 30, 1998 was $1,201,000, compared to cash provided by operating activities for the same period in the prior year of $5,012,000. Cash generated from the sale of inventory and the collection of escrow was used to fund operating losses in the quarter ended September 30, 1998. The $5,012,000 cash provided by operating activities in the prior year was generated primarily by the reduction of accounts receivable and inventory. The prior year $1,228,759 cash provided by investing activities was primarily from the sale of the Irving facility in September 1997. The $6,188,183 used in financing activities in the prior year was the repayment of borrowing from a financial institution made possible by the cash generated from operating activities specifically, inventory and receivable reductions while the current year cash from financing activities is comprised of additional borrowings. Shortly before the fiscal year end on March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line. The Company advised the customer of this payment, but the customer did not request an immediate repayment. Accordingly, this is included in other payables on the Company's balance sheet at March 31, 1998 and at September 30, 1998. During the second quarter ended September 30, 1998 the overpayment has been reduced by $911,000 to $214,000 based on the customers purchases of additional products from the Company.

The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. The loan agreement had an expiration date of August 16, 2000. During the first quarter of fiscal 1999, at the request of the Company, the loan agreement was renegotiated with the financial institution to more closely reflect the Company's current financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was extended to August 20, 2002 and several of the performance covenants were revised or removed. Availability under the credit line is based on the level of specific current assets, namely accounts receivable and inventory. The outstanding obligation at September 30, 1998 was $1,003,000, and the Company had borrowing availability of $3,081,000 pursuant to the asset-based formula and prior to the funding of the acquisitions during October 1998, which required $3,575,000 cash in the aggregate. Outstanding balances in the quarter ended September 30, 1998 bore interest at an approximate rate of 10.00% compared to a rate of 10.25% for the quarter ended September 30, 1997.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the Year 2000 arrives. Software that does not properly recognize such information could generate erroneous data or cause a system to fail.

Although the Company believes its previous accounting system was Year 2000 compliant, in 1998 the Company began installing a new accounting system that was confirmed by the vendor to address the Year 2000 issues. The upgrade to the new system was completed during the second quarter of Fiscal 1999 and is ready for the internal Year 2000 issues. The Company has conducted random testing on its computer accessory equipment, phone system, fax machines, copy equipment, etc., and believes it will not have Year 2000 problems. The Company has not analyzed any external factors, such as the impact on those vendors and customers adversely affected by the Year 2000 issue, and has not assessed the related potential effect on the Company's business, financial condition or results of operations. There can be no assurance that computer systems and applications of other companies on which the Company's operations rely will be converted in a timely fashion, or that such failure to correct by another company would not have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." When used in this report, words such as "believes," "anticipates," "intends," "expects," "should," and words of similar import identify a forward-looking statement. Such forward-looking statements may involve numerous assumptions about known and unknown trends, uncertainties, risks, economic conditions and other factors, which may ultimately prove to be inaccurate. Investors are cautioned that forward-looking statements involve certain risks and uncertainties that could cause actual results of the Company to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to: seasonality, advertising and promotional efforts, availability and terms of capital, future acquisitions, economic conditions, consumer preferences, lack of success of new products, loss of customer loyalty, heightened competition, failure of the Company to become Year 2000 compliant and other factors discussed in this report. The Company disclaims any obligation to update or to publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (underwriters of initial public offering) and Grant Thornton, L.L.P. (independent accountants), are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves, and all persons similarly situated. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering that were issued by the Company, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Initial briefing on the class certification issues was completed following extensive discovery. Prior to the class certification hearing which is still pending, plaintiffs amended their petition asserting claims on behalf of a new plaintiff. The court has granted preliminary approval of a settlement stipulation entered between the underwriters and the plaintiffs. Notices are being sent to the settlement class and a final hearing on the settlement is scheduled for early January 1999. Further, Grant Thornton has cross-claimed against the underwriters, and against the Company, Glenn D. Bollinger and Bobby D. Bollinger, generally seeking contribution. Additional discovery is also ongoing with regard to the merits of plaintiffs' claims. The plaintiffs' lawsuit seeks recovery of actual damages in the amount of $10,636,648, treble damages, and exemplary damages, attorneys' fees and expert fees, as well as rescission, pre-judgment interest and extraordinary equitable and/or injunctive relief. The case is currently set for trial in January 1999. The Company believes it has several meritorious defenses to plaintiffs' claims, and continues to explore the factual basis for such defenses through the discovery process. A mediator has been engaged and the parties are planning a mediation session, although whether the case may settle or not at mediation is uncertain. Also note the STI lawsuit described in the following paragraph, involving similar issues.

Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, and Michael
J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division (the "STI Lawsuit"):

The Company, Glenn D. Bollinger, Bobby D. Bollinger, and Michael J. Beck, are defendants in this lawsuit filed on March 22, 1996, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Like the Suntrust Lawsuit, this lawsuit was also filed as a class action on behalf of a class of persons who purchased securities issued by the Company at prices which allegedly were artificially inflated and maintained in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. The plaintiffs have filed a Motion for Partial

Summary Judgment against the Company, which is being briefed and is currently pending. The Court has granted leave for the Plaintiffs to file a Fourth Amended Complaint, which adds claims for common law fraud, negligent misrepresentation, and a claim for $100,000,000 in punitive damages ("New Claims") against Glenn D. Bollinger, Bobby D. Bollinger and the Company. Limited discovery is proceeding on the New Claims pursuant to court order. The plaintiffs seek damages, exemplary damages, costs and expenses. The Court has granted the plaintiffs' Motion to Certify the Class. Significant discovery has been conducted, and a limited amount of discovery is continuing simultaneously with discovery in the state court action. The Company believes it has several meritorious defenses to plaintiffs' claims, and is actively pursuing such defenses. The case is currently set for trial February 1999. A mediator has been engaged and the parties are planning a mediation session, although whether the case will settle at mediation or not is uncertain.

Civil Action No. 3-98CV0039X; Breathe Better, Inc. v. Bollinger Industries, in the United States District Court for the Northern District of Texas:

Dr. Robert Ross, a principal of Breathe Better, Inc., originally ordered over $1,000,000 in specially designed and packaged goods from the Company and subsequently reneged on the orders. The Company believes that Dr. Ross attempted to avoid his obligations to the Company in this matter by conceding a patent infringement claim involving the product that was subject to a good faith dispute. Breathe Better filed suit against the Company claiming damages and the Company counter claimed alleging breach of contract, breach of indemnity agreement, and seeking attorneys' fees. The case is scheduled for trial in early December 1998 and is scheduled for mediation in late November 1998.

The Company was contacted by the Department of Labor ("DOL") in fiscal 1996 in regard to certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are held in the Company's 401 (k) plan, which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceeding with respect to the ESOP or any other of the Company's employee benefit plans. The DOL has requested and received tolling agreements extending the running of the statute of limitations through and including January 31, 1999.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held it's annual meeting of stockholders on September 24, 1998. During this meeting four directors, which constitutes the entire Board of Directors, were elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. The following individuals were elected:

                                                                    Voting Summary
                                             -----------------------------------------------------------
                                                                                                        Broker Non
Name                                      For                  Against             Withheld                Votes
----                                      ---                  -------             --------                -----

Glenn D.  Bollinger                     3,728,300                   -                153,510              118,400
Bobby D. Bollinger                      3,866,100                   -                 15,710              118,400
John L. Maguire                         3,866,800                   -                 15,010              118,400
Stephen L. Parr                         3,866,800                   -                 15,010              118,400

The 1998 Stock Option Plan of the Company was adopted and King Griffin & Adamson were appointed as the Company's auditors for fiscal 1999.

ITEM 5. OTHER INFORMATION

Subsequent Events

On October 15, 1998 an asset purchase agreement was entered into by The Step Company ("Seller") and Bollinger Industries, L.P. ("Purchaser") to acquire patent rights to various retail products for an aggregate purchase price of $3,575,000 and 300,000 shares of the Company's Common Stock.

On October 8, 1998 an asset purchase agreement was entered into by Self Image Sports and Fitness Co., Inc. ("Seller") and Bollinger Industries, L.P. ("Purchaser") to acquire accounts receivable, inventory and other assets for an aggregate purchase price of $1,500,000.

Funding of the asset purchase agreement of Self Image Sports and Fitness Co., Inc. occurred on October 13, 1998 and funding of the asset purchase agreement of the retail products division of The Step Company occurred on October 22, 1998.

On November 5, 1998 an 8-K with a date of event of October 22, 1998 was filed for the purchase of the retail products division of The Step Company.

On November 1, 1998 the Board of Directors of the Company approved the addition Mr. Richard Boggs as a director. Mr. Boggs is the President and CEO of The Step Company. His addition increases the number of directors of the Company to five.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.67 Asset Purchase Agreement is entered into as of October 8, 1998 and consummated October 13, 1998, by and among Self Image Sports and Fitness Co., Inc., a Tennessee Corporation ("Seller"), and Bollinger Industries, L.P., a Texas limited partnership ("Purchaser").

               11          Computation of Earnings Per Share*

               27.1        Financial Data Schedule*

               27.2        Restated Financial Data Schedule*
------------------------
* Filed herewith

         (b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BOLLINGER INDUSTRIES, INC.


Date:  November 13, 1998               /S/ Glenn D. Bollinger
       -----------------               ---------------------------------------
                                           Glenn D. Bollinger
                                           Chairman of the Board and
                                           Chief Executive Officer



Date:  November 13, 1998               /S/ Rose Turner
       -----------------               ---------------------------------------
                                           Rose Turner
                                           Executive Vice President - Finance,
                                           Chief Financial Officer,
                                           Treasurer and Secretary



Date:  November 13, 1998               /S/ Floyd DePauw
       -----------------               ---------------------------------------
                                           Floyd DePauw
                                           Controller and Chief Accounting
                                           Officer

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

     Exhibits                                                   Description
     --------                                                   -----------

       10.67              Asset Purchase  Agreement is entered into as of October 8, 1998 and  consummated  October 13,
                          1998,  by and among  Self  Image  Sports and  Fitness  Co.,  Inc.,  a  Tennessee  Corporation
                          ("Seller"), and Bollinger Industries, L.P., a Texas limited partnership ("Purchaser").


       11                 Computation of Earnings Per Share

       27.1               Financial Data Schedule

       27.2               Restated Financial Data Schedule