Form 10-Q
period 1998-12-31
BOLLINGER INDUSTRIES INC
filed 1999-02-12
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1998 or

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 for the transition period from ____________ to _____________

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

Yes     X      No
   ----------     --------

         As of February 10, 1999, 4,400,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX



                                                                                                         Page No.
                                                                                                         --------
PART I - FINANCIAL INFORMATION

         Item 1.      Consolidated Financial Statements

                      Consolidated Balance Sheets -
                      December 31, 1998 (unaudited), and March 31, 1998                                     3

                      Consolidated Statements of Earnings -
                      Three Months and Nine Months Ended December 31, 1998 and 1997 (unaudited)             4


                      Consolidated Statements of Cash Flows -
                      Nine Months Ended December 31, 1998 and 1997 (unaudited)                              5

                      Notes to Consolidated Financial Statements (unaudited)                                6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         12

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                            15

PART II - OTHER INFORMATION

         Item 1.      Legal Proceedings                                                                     16

         Item 2.      Changes in Securities and Use of Proceeds                                             18

         Item 3.      Defaults Upon Senior Securities                                                       18

         Item 4.      Submission of Matters to a Vote of Security Holders                                   18

         Item 5.      Other Information                                                                     18

         Item 6.      Exhibits and Reports on Form 8-K                                                      18

SIGNATURES                                                                                                  19


                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                                      DECEMBER 31,        MARCH 31,
                                                                                         1998               1998
                                                                                      ------------      ------------
                                                                                      (unaudited)
CURRENT ASSETS
     Cash                                                                             $    321,448      $    136,369
     Accounts  receivable - trade net of allowance for doubtful accounts of
         $499,546 and $450,000 and allowance for returns and allowances of
         $1,512,027 and $910,025                                                         8,218,672         6,351,691
   Escrow receivable                                                                            --         1,012,296
     Other                                                                                   5,127           424,335
     Inventories                                                                         9,118,493         5,820,013
     Prepaid expenses                                                                      558,990           793,511
                                                                                      ------------      ------------
         Total current assets                                                           18,222,730        14,538,215
PROPERTY PLANT AND EQUIPMENT - NET                                                       1,955,289         1,864,993
OTHER ASSETS
     Goodwill net of accumulated amortization of $59,217 and $0                          3,493,783                --
     License rights net of accumulated amortization of $11,917 and $0                      703,083                --
     Notes receivable and other                                                            121,840           209,554
     Deferred  financing fees - net of accumulated amortization of $525,559
        and $372,390                                                                       235,395           388,564
                                                                                      ------------      ------------

TOTAL ASSETS                                                                          $ 24,732,120      $ 17,001,326
                                                                                      ============      ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of long term debt and other debt                               $  1,550,350      $    142,681
       Current portion of capital lease obligations                                        234,592           212,101
       Accounts payable - trade                                                          6,682,188         2,595,565
       Income tax payable                                                                   47,200           224,700
       Other current liabilities                                                         1,044,922         1,016,513
       Accrued product liability                                                           226,817           381,957
       Other payables-customer overpayment                                                      --         1,125,627
                                                                                      ------------      ------------
              Total current liabilities                                                  9,786,069         5,699,144
LONG-TERM LIABILITIES
       Long-term debt, net of current portion                                            6,610,836            36,505
       Long-term capital lease obligations                                                 592,200           778,319
                                                                                      ------------      ------------
       Total long-term liabilities                                                       7,203,036           814,824
                                                                                      ------------      ------------
              Total liabilities                                                         16,989,105         6,513,968
                                                                                      ------------      ------------
COMMITMENTS AND CONTINGENCIES                                                                   --                --
STOCKHOLDERS' EQUITY
       Preferred  stock -- $0.01 par value; 1,000,000 shares authorized;
            none issued                                                                         --                --
       Common stock -- $0.01 par value; 8,000,000 shares authorized; issued and outstanding 4,400,210 at December 31,1998, and 4,000,210 at
            March 31, 1998                                                                  44,002            40,002
       Capital in excess of par                                                         15,519,058        15,323,058
       Accumulated deficit                                                              (7,820,045)       (4,875,702)
                                                                                      ------------      ------------
             Total stockholders' equity                                                  7,743,015        10,487,358
                                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 24,732,120      $ 17,001,326
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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                         THREE MONTHS          THREE MONTHS       NINE MONTHS          NINE MONTHS
                                            ENDED                ENDED              ENDED                ENDED
                                         DECEMBER 31,          DECEMBER 31,      DECEMBER 31,          DECEMBER 31,
                                             1998                1997                1998                1997
                                        --------------      --------------      --------------      --------------

Net Sales                               $   10,844,056      $   15,888,556      $   25,339,295      $   51,512,517
Cost of Goods Sold                           7,583,354          13,068,363          18,017,298          41,926,520
                                        --------------      --------------      --------------      --------------

  Gross Profits                              3,260,702           2,820,193           7,321,997           9,585,997

Selling Expenses                               993,070           1,399,606           2,636,482           3,928,424
Distribution, general and
 administrative expenses                     2,554,459           2,894,770           7,069,718           7,963,245
                                        --------------      --------------      --------------      --------------
                                             3,547,529           4,294,376           9,706,200          11,891,669
                                        --------------      --------------      --------------      --------------
  Operating profit (loss)                     (286,827)         (1,474,183)         (2,384,203)         (2,305,672)

Other expense (income)
  Interest expense                             232,119             420,022             488,312           1,576,225
  Gain on sale of assets                            --         (10,377,593)             (7,147)        (11,246,838)
  Other                                         61,899                (325)             78,975              (7,607)
                                        --------------      --------------      --------------      --------------
                                               294,018          (9,957,896)            560,140          (9,678,220)
                                        --------------      --------------      --------------      --------------
Earnings (loss) before
 income tax expense
 (benefit)
                                              (580,845)          8,483,713          (2,944,343)          7,372,548

Income tax expense
 (benefit)
                                                    --            (837,700)                 --            (838,760)
                                        --------------      --------------      --------------      --------------

Net earnings (loss)                     $     (580,845)     $    7,646,013      $   (2,944,343)     $    6,533,788
                                        ==============      ==============      ==============      ==============

Per share data (basic and
 diluted):

Basic Earnings (loss per
 share)                                 $        (0.13)     $         1.91      $        (0.72)     $         1.63
                                        ==============      ==============      ==============      ==============

Diluted earnings (loss) per
 share                                  $        (0.13)     $         1.90      $        (0.72)     $         1.63
                                        ==============      ==============      ==============      ==============

Weighted average shares used
 in the calculation of per
 share amounts:

  Basic common shares                        4,318,688           4,000,210           4,106,755           4,000,210
  Dilutive impact of stock
  options                                           --              22,000                  --              17,692
                                        --------------      --------------      --------------      --------------

Diluted common shares                        4,318,688           4,022,210           4,106,755           4,017,902
                                        ==============      ==============      ==============      ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  1998                 1997
                                                                            -----------------    ----------------

Cash flows from operating activities
     Net earnings (loss)                                                     $   (2,944,343)     $    6,533,788
     Adjustments to reconcile net earnings (loss) to net cash
         Provided by (used in) operating activities
         (Gain) loss on disposal of assets                                           (7,147)        (11,246,838)
         Depreciation and amortization                                              760,301           1,036,416
         Provision for returns and allowances                                     2,190,161           2,571,197
         Provision for doubtful accounts                                            180,000             208,335
         Provision for obsolete inventory                                           268,167           1,355,783
         Changes in operating assets and liabilities (net of acquisition of assets)
             Accounts receivable-trade                                           (3,748,142)            853,688
             Other receivables                                                      419,208             123,820
             Inventories                                                         (3,048,647)          5,222,264
             Prepaid expenses                                                       234,521            (515,612)
             Notes receivable and other assets                                      (34,507)             18,082
             Accounts payable-trade                                               4,086,623          (7,513,173)
             Income tax payable                                                    (177,500)            837,700
             Other current liabilities                                           (1,302,358)            413,807
             Provision for restructuring operations                                      --          (1,820,146)
                                                                             --------------      --------------

             Net cash provided by (used in) operating activities                 (3,123,663)         (1,920,889)

Cash flows from investing activities
     Purchases of property and equipment                                           (588,569)           (271,050)
     Cash portion of acquisition of license rights and businesses                (3,575,000)                 --
     Payments (advances made) on note receivable                                    121,523             199,315
     Proceeds from sale of assets                                                    20,120          14,753,949
     Escrow receivable                                                            1,012,296                  --
                                                                             --------------      --------------

             Net cash provided by (used in) investing activities                 (3,009,630)         14,682,214

Cash flows from financing activities
     Net proceeds from (payments on) long term debt                               6,482,000         (12,342,485)
     Payments on capital lease obligations                                         (163,628)                 --
     Payments to officers                                                                --            (280,000)
     Financing fees                                                                      --            (125,000)
                                                                             --------------      --------------

             Net cash provided by (used in) financing activities                  6,318,372         (12,747,485)

             Net increase (decrease)in cash                                         185,079              13,840

Cash at beginning of period                                                         136,369               3,481
                                                                             --------------      --------------
Cash at end of period                                                        $      321,448      $       17,321
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

The consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended March 31, 1998 contained in the Company's Annual Report on Form 10-K.

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

Revenue Recognition and Provisions for Returns and Chargebacks

The Company recognizes sales revenue at the time products are shipped to its customers. Provision is made currently for estimated product returns and chargebacks, which may occur. Returns are generally for products that are salable with minor reworking of packaging or replacement of missing components. The term "chargebacks" refers to the action taken by customers of withholding payments or applying for credit amounts for items such as volume discounts or rebates under marketing programs or pricing discrepancies, penalties, vendor compliance issues, shipping shortages and any other similar item under vendor compliance guidelines established by customers. The provision for returns is estimated based on current trends and historical experience of returns. The provision for chargebacks is estimated based on the marketing programs designed for customers and recent historical experience based on volume.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


Goodwill and Other Intangibles

Goodwill resulting from the purchase of customer lists and patents and intangible resulting from license rights are amortized utilizing the straight-line method over a period of 10 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future income from operations of the entities giving rise to the intangible to determine whether revisions to the carrying value or useful lives is warranted.

Adoption of New Accounting Standards

In June 1998, the Financial Accounting Standard Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Standard establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:



                                                      NINE MONTHS ENDED
                                                 ---------------------------------
                                                  DECEMBER 31,       DECEMBER 31,
                                                      1998               1997
                                                 --------------     --------------

Interest paid                                    $      268,688     $    1,684,338
Non-cash financing transactions:
Purchase of assets-financed by notes from
     buyer                                       $    1,400,000     $           --
Purchases of assets and agreements
     financed by stock                           $      200,000     $           --
Purchases of assets financed by debt             $      111,107     $           --
Sale of assets-paid in escrow by buyer           $           --     $    1,000,000
Liabilities  assumed by buyer in connection
     with the sale of the trampoline product
     line                                        $           --     $      179,954


                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


Shortly before the fiscal year-end on March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line. The Company advised the customer of this payment, but the customer did not request an immediate repayment. Accordingly, this is included in other payables on the Company's balance sheet at March 31, 1998. By December 31, 1998 the overpayment was eliminated by the customer's continued purchases of products from the Company.

NOTE C - INVENTORIES


                                    DECEMBER 31,          MARCH 31,
                                        1998                1998
                                   --------------      --------------

Raw materials                      $      461,677      $      336,285
Work-in-process                                --                  --
Finished goods                         10,482,195           7,686,607
Reserve for obsolescence               (1,825,379)         (2,202,879)
                                   --------------      --------------

                                   $    9,118,493      $    5,820,013
                                   ==============      ==============



NOTE D - NOTES PAYABLE

The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. The loan agreement had an expiration date of August 16, 2000. During the first quarter of fiscal 1999, at the request of the Company, the loan agreement was favorably renegotiated with the financial institution to more closely reflect the Company's financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was also extended to August 20, 2002 and several of the performance covenants were revised or removed. Availability under the credit line is based on the level of specific current assets, namely accounts receivable and inventory. The outstanding obligation at December 31, 1998 was $6,326,000, and the Company had borrowing availability of $1,710,000 pursuant to the asset-based formula. In October 1998, the Company increased borrowings by $3,575,000 to finance certain acquisitions (see Note G).

The Company issued a Convertible Subordinated Note to The Step Company for the principal sum of $1,400,000 and a five year term pursuant to the asset purchase agreement. The note bears interest at the rate of prime plus one percent adjusted quarterly. The Holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

NOTE E - INCOME TAXES

The Company's effective income tax rate for the three and nine months ended December 31, 1997 was 2% and is comprised of state and alternative minimum federal income taxes. The Company's effective income tax rate for the three and nine months ended December 31, 1998 was 0% based on

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


utilization of a tax loss carry-forward (and lack of income). At December 31, 1998 the Company had net operating losses available to offset future taxable income of approximately $7.2 million which begin expiring in 2011.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company, certain of its officers and directors, former officers, former independent auditors, and the underwriters of the Company's initial public offering are defendants in certain shareholder lawsuits. The Company has entered into settlement discussions which are ongoing at the date of this report. See "Part II, Item 1. Legal Proceedings."

The Company was contacted by the Department of Labor ("DOL") in fiscal 1996 regarding certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are now held in the Company's 401(k) plan, which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceedings with respect to the ESOP or any of the Company's other employee benefit plans. The Company plans to meet with the DOL to address outstanding issues. The DOL has requested and received tolling agreements extending the running of the statute of limitations through and including March 31, 1999.

The Internal Revenue Service ("IRS") has examined the Bollinger Employees Retirement Plan and Trust ("Plan"). In order to maintain its tax-exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). In a preliminary finding, the IRS has recommended disqualification of the Plan. The Company has retained counsel for representation in this matter and has provided additional information for consideration by the IRS. At this time, the effect of such an IRS preliminary finding on the Company or the Plan cannot be determined.

During October 1997 the Company entered into a marketing agreement with First Fidelity Acceptance Corporation ("FFAC"). Richard J. Tucker, a former director of the Company, served as Chairman and Chief Executive Officer of FFAC at the time the Company executed the agreement. The original investment of $200,000 was to be returned threefold on the first anniversary date. In October 1998 neither the original investment nor the threefold return on the investment were received. The Company is pursuing recovery of this investment but believes full recovery is unlikely. Accordingly, $150,000 of the original investment has been reserved.

In the normal course of business, the Company is involved in various other lawsuits. Management believes that the aggregate effect of any liability arising from such items would not be material to the consolidated statements of operations or financial position at December 31, 1998.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE G - ACQUISITIONS AND DISPOSITIONS

Acquisitions

Effective October 1, 1998 the Company acquired certain inventory, accounts receivable, and trade-marks from Self Image Sports and Fitness Co., Inc. (d.b.a. Multi-Grip), a Tennessee corporation. This acquisition was made by the Company's controlled operating entity, Bollinger Industries, L.P., a Texas limited partnership (the "Partnership"). The purchase price for these assets was approximately $1,400,000 paid in cash at closing, a deferred cash payment of $100,000 (subject to adjustment for uncollected accounts receivable), and the assumption of approximately $60,000 in trade payables. As a part of this transaction, Multi-Grip's principal shareholder entered into a non-competition agreement with the Company in exchange for 100,000 shares of the Company's restricted common stock. The transaction also involved a Registration Rights and Option Agreement pursuant to which the owner of the shares may participate in any qualified public offering made by the Company. The owner of the shares may also require the Company to repurchase the shares at anytime after April 8, 2001. The per share price under this option is ninety percent of the then thirty day average closing price for the Company's common stock.

Effective October 1, 1998 the Company and the Partnership entered into various agreements with The Step Company, a Georgia corporation. These agreements provide for the license or sublicense of various fitness related products and concepts from The Step Company, the Partnership's sale of the licensed products to the sporting goods, mass merchandising, and catalog retail markets, and for the Partnership's purchase of customer lists, price lists, and cost information related to the licensed products. The consideration for these rights and assets was a cash payment of $2,175,000 at closing, a $1,400,000 convertible subordinated note, and 300,000 shares of the Company's restricted common stock valued at $150,000 for purposes of the transaction.

The convertible subordinated note received by The Step Company provides for quarterly installments of approximately $88,000 (subject to future adjustments for interest rate changes) beginning January 4, 1999, with the last installment scheduled for October 1, 2003. The holder of the note may convert part or all of the note balance at anytime into the Company's common stock at $4.00 per share. The stock issued on a conversion of the note, the 300,000 shares of stock issued at closing, and the shares covered by the option described below are subject to a registration rights agreement with the Company. This agreement permits the owner of the shares to participate in any qualified public offering made by the Company.

The Step Company transaction also involved a consulting and non-competition agreement relating to the licensed and sublicensed products. This agreement provides for a first year payment of $200,000. Subsequent annual payments, if any, during the agreement's initial five year term will range from $200,000 to $300,000 based on the sales volume of the products sold under The Step Company license agreement. The Step Company's sublicense of certain exercise routines to the Partnership involved the Company's grant of an option to purchase 200,000 shares of the Company's common stock at $5.00 per share. The exercise of this option is subject to the Company reaching certain sales levels of products under the sublicense before January 1, 2002.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


Disposal of Trampoline Product Line

On November 21, 1997 the Company disposed of its trampoline product line.

The unaudited pro forma results of operations for the three month and nine month periods ended December 31, 1998 and 1997, stated as though the disposition occurred on April 1, 1997, is as follows:



                            THREE MONTHS ENDED      THREE MONTHS ENDED     NINE MONTHS ENDED        NINE MONTHS ENDED
                               DECEMBER 31,            DECEMBER 31,           DECEMBER 31,             DECEMBER 31,
                                   1998                    1997                    1998                    1997
                            ------------------      ------------------      ------------------      ------------------

Net Sales                   $       10,844,056      $        8,790,439      $       25,339,295      $       26,135,588
                            ==================      ==================      ==================      ==================

Net earnings (loss)         $         (580,845)     $       (2,365,879)     $       (2,944,343)     $       (5,118,534)
                            ==================      ==================      ==================      ==================

Net earnings (loss) per
   commons share            $            (0.13)     $            (0.59)     $            (0.72)     $            (1.28)
                            ==================      ==================      ==================      ==================


The pro forma results are not necessarily indicative of what would have occurred if the disposition occurred during the periods presented. In addition, they are not intended to be a projection of future results of operations.

NOTE H - SUBSEQUENT EVENTS

Subsequent to December 31, 1998, a judgment in the amount of $218,000 plus interest was entered against Bollinger Industries, L.P. in favor of Breathe Better, Inc. The Company has reserved adequately for this eventuality. See "Part II, Item 1. Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 1998 and March 31, 1997; the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1997, September 30, 1997, December 31, 1997, June 30, 1998, and September 30, 1998; and the consolidated financial statements and related notes for the fiscal quarter ended December 31, 1998 found elsewhere in this report.

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997

During the quarter ended December 31, 1998, the Company purchased the assets of Self Image Sports and Fitness Co., Inc. (d.b.a. Multi-Grip) and licensed "The Step" for retail distribution. Each of these purchase agreements were signed in mid-October. The results of operations for these two acquisitions are incorporated in these financial statements from the respective dates of acquisition.

Fitness accessory sales increased for the quarter by $2,054,000 on a comparative basis with the same quarter of the prior year, an increase of 23.4%. Consolidated net sales for the quarter ended December 31, 1998 decreased by $5.0 million as compared to the quarter ended December 31, 1997, a decrease of 31.7%. In the third quarter of the prior year, the Company sold approximately $7.1 million of trampoline products. The trampoline product line was sold in November 1997. Fitness accessory sales decreased for the nine months by $796,000 on a comparative basis with the same period of the prior year, a decrease of 3.0%. Consolidated net sales for the nine months ended December 31, 1998 decreased by $26.2 million as compared to the nine months ended December 31, 1997, a decrease of 50.8%. In the nine months ended December 31, 1997, the Company sold approximately $25.4 million of trampoline products accounting for a significant portion of the decline in consolidated net sales.

Gross profit as a percentage of net sales increased dramatically for fitness accessory products from 15.7% in the quarter ended December 31, 1997 to 30.1% in the quarter ended December 31, 1998 (eliminating the effect of the trampoline product line). The improvement was primarily due to improved pricing from overseas vendors, better controls over related expenses and higher margins from the new product lines of Multi-Grip and The Step. In addition, the prior year gross profit percentage was suppressed by low margins on targeted inventory sales that were entered into as a part of the Company's plan to reduce overall inventory levels. Consolidated gross profit for the quarter ended December 31, 1998 increased $441,000 as compared to the quarter ended December 31, 1997, and increased as a percentage of net sales from 17.7% in 1997 to 30.1% in 1998 for the same period. The increase in gross profit is directly related to cost improvements on the fitness accessory line, better internal cost controls and higher margins from the Multi-Grip and Step product lines acquired in October 1998.

Gross profit as a percentage of net sales of fitness accessories increased from 17.6% during the nine months ended December 31, 1997 to 28.9% in the nine months ended December 31, 1998 (eliminating the effect of the trampoline product line). Consolidated gross profit for the nine months ended December 31, 1998 decreased $2,264,000 as compared to the nine months ended December 31, 1997 and increased as a percentage of net sales from 18.6% in 1997 to 28.9% in

1998. The decrease in dollars of $2.3 million is directly related to the sale of the trampoline product line in November 1997.

Selling expenses for the quarter ended December 31, 1998 decreased by $407,000 as compared to the quarter ended December 31, 1997, and increased as a percentage of net sales from 8.8% to 9.2%. Selling expenses for the nine months ended December 31, 1998 decreased by $1,292,000 as compared to the nine months ended December 31, 1997, and increased as a percentage of net sales from 7.6% to 10.4%. The nine months ended December 31, 1997 benefited from a $508,000 decrease in royalty commissions as well as other selling expenses compared to December 31, 1998. Without the benefit of the reduced royalty commissions in 1997 the comparable dollar improvement in overall selling expenses would have been $1,800,000.

Distribution, general and administrative expenses for the quarter ended December 31, 1998 decreased by $340,000 as compared to the quarter ended December 31, 1997, and increased as a percentage of net sales from 18.2% in 1997 to 23.6% in 1998. The decrease in distribution, general and administrative expenses resulted from the reduction of labor costs, bad debt expense, computer costs and warehouse rent partially offset by the increase in legal fees and depreciation expense. The percentage increase was directly related to decreased sales after the sale of the trampoline product line, which accounted for approximately $7,098,000 in sales for the quarter ended December 31, 1997. Distribution, general and administrative expenses for the nine months ended December, 1998 decreased by $894,000 as compared to the same period of 1997, and increased as a percentage of net sales from 15.5% to 27.9% based on lower net sales. The decrease in distribution, general and administrative expenses resulted from the reduction of labor costs, computer costs and warehouse rent partially offset by the increase in legal fees and depreciation expense. The percentage increase was directly related to decreased sales after the sale of the trampoline product line, which accounted for approximately $25,377,000 in sales for the nine months ended December 31, 1997.

The Company sustained an operating loss of $287,000 for the quarter ended December 31, 1998, as compared to an operating loss of $1,474,000 in the same quarter last year. Improvements in cost controls across the cost categories were responsible for this $1,187,000 improvement.

The Company sustained an operating loss of $2,384,000 for the nine months ended December 31, 1998 as compared to an operating loss of $2,306,000 in the same period of 1997. The gross profit decline of $2,264,000 for the nine months ended December 31, 1998 as compared to the same period of 1997 was substantially offset by lower selling and distribution, general and administrative expenses of $2,185,000.

Interest expense for the quarter ended December 31, 1998 was $232,000 compared to $420,000 for the same quarter of 1997. Interest expense for the nine months ended December 31, 1998 was $488,000 compared to $1,576,000 for the same period of 1997. The significant reduction in interest expense was due to the reduction of debt made possible by the sale of the assets associated with the trampoline product line in November 1997 and the sale of the Irving facility in September 1997.

Net loss for the quarter ended December 31, 1998 was $581,000 compared to net earnings of $7,646,000 for the same quarter of 1997. In the quarter ending December 31, 1997, the Company recorded $10,378,000 as a gain on the sale of fixed assets primarily from the sale of the trampoline division. Net loss for the nine month period ended December 31, 1998 was $2,944,000 compared to net earnings of $6,534,000 for the same period of 1997. During the nine months ended December 31, 1997 the Company recorded a gain on the sale of fixed assets of $11,247,000, primarily from the sale of the trampoline product line and a building in Irving, Texas.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of outside financing have been borrowings from various financial institutions and its initial public offering. In addition, the Company received $14,682,000 in cash in connection with the sale of the trampoline product line in November 1997 and an Irving facility in 1997. For the nine months ended December 31, 1998 cash used in operating activities was $3,124,000 and cash used in investing activities was $3,010,000. The acquisition of The Step and Multi-Grip, as well as the increase in receivables, inventory and operating losses were offset by increases in accounts payable, receipt of funds held in escrow from the sale of the trampoline product line and additional borrowings from a financial institution.

For the nine months ended December 31, 1997 cash used in operating activities was $1,921,000 and cash provided by investing activities was $14,682,000. The disposition of the trampoline division provided cash used to reduce trade payables and long term debt with a financial institution.

Shortly before the fiscal year ended March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line. The Company advised the customer of this payment, but the customer did not request an immediate repayment. Accordingly, this is included in other payables on the Company's balance sheet at March 31, 1998. During the quarter ended December 31, 1998 the overpayment has been eliminated based on the customer's continued purchases of products from the Company.

The Company obtained a credit facility with a financial institution on August 16, 1996 with a maximum line of $25 million and a three-year term. The loan agreement had an expiration date of August 16, 2000. During the first quarter of fiscal 1999, at the request of the Company, the loan agreement was renegotiated with the financial institution to more closely reflect the Company's financial condition and financing needs. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was also extended to August 20, 2002 and several of the performance covenants were revised or removed. The Company received waivers for noncompliance of certain negative financial covenants of the loan agreement involving tangible net worth following the two acquisitions in October 1998. Availability under the credit line is based on the level of specific current assets, namely accounts receivable and inventory. The outstanding obligation at December 31, 1998 was $6,326,000 and the Company had borrowing availability of $1,710,000 pursuant to the asset-based formula. Outstanding balances in the quarter ended December 31, 1998 bore interest at an approximate rate of 9.4% compared to a rate of 10.25% for the quarter ended December 31, 1997.

The Company, from time to time, reviews the possible acquisition of businesses or products that complement its current business. In October 1998 the Company acquired certain assets of Self Image Sports and Fitness Co., Inc. (d.b.a. Multi-Grip) for $1,500,000. The Company paid $1,400,000 in cash and deferred payment of the remaining $100,000 for six months contingent on the collection of certain receivables. The Company also acquired certain patents for an additional $40,000 and issued 100,000 shares of the Company's restricted stock (valued at $50,000) for a non-compete agreement. In October 1998 the Company acquired the license rights to various products of The Step Company in an asset purchase for $3,575,000 and 300,000 shares of the Company's restricted stock. The Company paid $2,175,000 in cash and issued a convertible subordinated note for $1,400,000. The 300,000 shares of stock were valued at $150,000 for purposes of the acquisition.

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

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." When used in this report, words such as "believes," "anticipates," "intends," "expects," "should," and words of similar import identify a forward-looking statement. Such forward-looking statements may involve numerous assumptions about known and unknown trends, uncertainties, risks, economic conditions and other factors, which may ultimately prove to be inaccurate. Investors are cautioned that forward-looking statements involve certain risks and uncertainties that could cause actual results of the Company to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to: seasonality, advertising and promotional efforts, availability and terms of capital, future acquisitions, economic conditions, consumer preferences, lack of success of new products, loss of customer loyalty, heightened competition, failure of the Company or its significant vendors and customers to become Year 2000 compliant and other factors discussed in this report. The Company disclaims any obligation to update or to publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

The Company continues to suffer operating losses. Nothing contained in these financial statements or in Management's Discussion and Analysis of Financial Condition and Results of Operations should be interpreted as a guarantee of future earnings or a change in financial condition. The actual future results of the Company could differ materially from the statements found in this section and elsewhere in this report.

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

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (underwriters of initial public offering), and Grant Thornton, L.L.P. (independent accountants) are defendants in a lawsuit filed on March 22, 1996 by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves, and all persons similarly situated. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering that were issued by the Company, and alleges that the Company's stock prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Prior to the class certification hearing the judge excused himself; accordingly, there is currently no trial date established or venue to hear motions. At a hearing the court indicated that it was approving the settlement stipulation entered between the underwriters and the plaintiffs. It is anticipated that the court order approving the settlement stipulation will be signed by the court shortly. Notices have been sent to the settlement class. Further, Grant Thornton has cross-claimed against the underwriters, and against the Company, Glenn D. Bollinger and Bobby D. Bollinger, generally seeking contribution. The plaintiffs' lawsuit seeks recovery of actual damages in the amount of $10,636,648, treble damages, and exemplary damages, attorneys' fees and expert fees, as well as rescission, pre-judgment interest and extraordinary equitable and/or injunctive relief. A mediator has been engaged and several mediation sessions have taken place, but it is uncertain whether the case will settle through mediation. The STI lawsuit described in the following paragraph involves similar issues.

Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, and Michael
J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division (the "STI Lawsuit"):

The Company, Glenn D. Bollinger, Bobby D. Bollinger, and Michael J. Beck are defendants in this lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Like the Suntrust Lawsuit, this lawsuit was also filed as a class action on behalf of a class of persons who purchased securities issued by the Company at prices which allegedly were artificially inflated and maintained in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. The plaintiffs have filed a Motion for Partial Summary Judgment against the Company, which is being briefed and is currently pending. The Court has granted leave for the plaintiffs to file a Fourth Amended Complaint, which adds claims for common law fraud, negligent misrepresentation, and a claim for $100,000,000 in punitive damages ("New Claims") against Glenn D. Bollinger, Bobby D. Bollinger and the Company. Limited discovery is proceeding on the New Claims pursuant to court order. The plaintiffs seek damages, exemplary damages, costs and expenses. The Court has granted the plaintiffs' Motion to Certify the Class. The case is currently set for trial May 1999. A mediator has been engaged and the parties have held several mediation sessions, but it is uncertain whether the case will settle through mediation.

Civil Action No. 3-98CV0039X; Breathe Better, Inc. v. Bollinger Industries, L.P. in the United States District Court for the Northern District of Texas:

Subsequent to the date of this report, a judgment in the amount of $218,000 plus interest was entered against Bollinger Industries, L.P. in favor of Breathe Better, Inc.

The Company was contacted by the Department of Labor ("DOL") in fiscal 1996 regarding certain questions about its former Employee Stock Ownership Plan (the "ESOP"). Assets of the ESOP are now held in the Company's 401(k) plan, which is the successor to the ESOP. The Company has responded to and cooperated with the DOL. The DOL has not initiated any proceedings with respect to the ESOP or any of the Company's other employee benefit plans. The Company plans to meet with the DOL to address outstanding issues. The DOL has requested and received tolling agreements extending the running of the statute of limitations through and including March 31, 1999.

The Internal Revenue Service ("IRS") has examined the Bollinger Employees Retirement Plan and Trust ("Plan"). In order to maintain its tax-exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). In a preliminary finding, the IRS has recommended disqualification of the Plan. The Company has retained counsel for representation in this matter and has provided additional information for consideration by the IRS. At this time, the effect of such an IRS preliminary finding on the Company or the Plan cannot be determined.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Subsequent Events

Subsequent to December 31, 1998, a judgment in the amount of $218,000 plus interest was entered against Bollinger Industries, L.P. in favor of Breathe Better, Inc. The Company currently has adequate reserves for this judgment. See "Part II, Item 1. Legal Proceedings."

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              10.68 Convertible Subordinated Note Agreement dated October 15, 1998 between Bollinger Industries, L.P., a Texas limited partnership, Bollinger Industries, Inc. a Delaware corporation and The Step Company, a Georgia corporation.*

              11           Computation of Earnings Per Share*

              27.1         Financial Data Schedule*

------------------------
* Filed herewith

      (b)     Reports on Form 8-K

      On November 5, 1998 the Company filed a Current Report on Form 8-K to report that on October 22, 1998 the Company and its subsidiary, Bollinger Industries, L.P., consummated the purchase of the license rights to various products of The Step Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BOLLINGER INDUSTRIES, INC.




Date:  February 10, 1999                  /s/ Glenn D. Bollinger
                                          -------------------------------------
                                              Glenn D. Bollinger
                                              Chairman of the Board and
                                              Chief Executive Officer




Date:  February 10, 1999                  /s/ Rose Turner
                                          -------------------------------------
                                              Rose Turner
                                              Chief Operating Officer
                                              Executive Vice President -
                                              Finance, Chief Financial Officer,
                                              Treasurer and Secretary




Date:  February 10, 1999                  /s/ Floyd DePauw
                                          -------------------------------------
                                              Floyd DePauw
                                              Controller and Chief Accounting
                                              Officer

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX




      Exhibits                     Description
      --------                     -----------

       10.68        Convertible Subordinated Note Agreement dated October
                    15, 1998 between Bollinger Industries, L.P., a Texas limited partnership, Bollinger Industries, Inc. a Delaware corporation and The Step Company, a Georgia corporation.

        11          Computation of Earnings Per Share

        27.1        Financial Data Schedule
