Form 10-K405
period 1999-03-31
BOLLINGER INDUSTRIES INC
filed 1999-06-29
CIK 912894

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                    For the fiscal year ended March 31, 1999;

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                         Commission file number 0-22716

                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2502577
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          602 FOUNTAIN PARKWAY
          GRAND PRAIRIE, TEXAS                                      75050
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:              (972)343-1000

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

       Yes    X          No
           -------          -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 1, 1999, was $1,118,118.

The number of shares of common stock of the registrant outstanding on June 1, 1999, was 4,400,210.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                                                          PAGE
----                                                                                                          ----
                                                      PART I

  1.  Business.........................................................................................          1

  2.  Properties.......................................................................................          4

  3.  Legal Proceedings................................................................................          4

  4.  Submission of Matters to a Vote of Security Holders..............................................          6


                                                      PART II

  5.  Market for Registrant's Common Equity and Related Stockholder Matters ...........................          7

  6.  Selected Financial Data..........................................................................          7

  7.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations.......................................................................................          9

 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................................         17

  8.  Financial Statements and Supplemental Data.......................................................         17

  9.  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure.......................................................................................         17


                                                      PART III

 10.  Directors and Executive Officers of the Registrant...............................................         18

 11.  Executive Compensation...........................................................................         20

 12.  Security Ownership of Certain Beneficial Owners and Management...................................         21

 13.  Certain Relationships and Related Transactions...................................................         23


                                                      PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................         24

                                     PART I

ITEM 1.  BUSINESS.

         Bollinger Industries, Inc. (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1993, is a leading domestic supplier of consumer fitness products. Use of fitness products and equipment is important for the health and well being of many American consumers. "For many Americans, home exercise equipment is now seen as an amenity, a possession that contributes to the quality of life." according to the Sporting Goods Manufacturers Association in a recent publication. American adults are primarily interested in home exercise to improve their health. "For a growing portion of the population, vanity is no longer the dominant motivation for exercising. Equally important goals are health and quality of life, "according to Greg Hartley of the Fitness Products Council. The home exercise category, in which the Company operates, is focused on those issues that prompt most Americans to purchase equipment and accessories for home use; privacy, convenience and safety.

COMPANY AND INDUSTRY OVERVIEW

         In recent data released by the Fitness Products Council, sales of fitness equipment rose over the $3 billion mark in 1997, pushed by the sales of treadmills for the home. Additionally, exercise equipment is now the largest selling category of sporting goods equipment as ranked by the Sporting Goods Manufacturers Association, ahead of golf ($2.7 billion at wholesale), hunting ($1.9 billion) and camping ($1.7 billion). The Fitness Products Council further segments the fitness equipment market into equipment categories; treadmills, aerobic riders, cross country ski machines, home gyms, stationary bicycles, free weights, benches, stair climbing machines, abdominal trainers, and "all other". The Company currently has product offerings in several of these categories, primarily stationary bicycles, free weights, abdominal trainers and "all other". The total market for the specific categories in which the Company offers products at wholesale was estimated at $760 million for 1997, the last year for which data is available.

PRODUCTS AND MARKETS

         The Company imports and sells a complete line of over 800 fitness accessory products and pieces of fitness equipment, including free weights such as barbells, dumbbells, weight lifting bars, and weight sets, stationary bicycles and kinetic exercise stands, abdominal trainers, weightlifting belts and gloves, exercise mats, reducing belts, suits and shorts, ankle and wrist weights, aerobic steps, therapeutic magnets, hand exercisers, supports and support belts, and jump ropes. Additionally, with the purchase of the Multi-Grip(TM) product line in October 1998 the Company added a line of boxing accessories. The majority of the Company's products (with the exception of the stationary bicycles and kinetic exercise stands) retail for less than $20.00.

         In addition to the Bollinger(TM) design trademark, the Company's fitness accessories are sold under various trademarks to promote consumer identification and coordinate affiliated products. Weightlifting products include StarLock(C) weightlifting systems and BrightBells(C)(TM) dumbbells. Aerobics items include the FlexStep(TM) and SoftStep(TM) low impact aerobic steps and RibMat(TM) exercise mats. Solar(TM) trimming products, Softone(C) wrist weights, and Exergrip(TM) strengthening putty are examples of other fitness accessory products available through the Company. In addition, the Company markets a complete line of accessory and boxing products under the Multi-Grip(TM) and Upper Cuts(TM) trademarks and a full assortment of aerobic Step products under the original The Step(TM) mark. The "Multi-Grip,(TM)" "Upper Cuts(TM)" and "The Step(TM)" trademarks were acquired through business acquisitions in October 1998.

         The Company markets its fitness accessories primarily to mass retailers, which include discount chains, department stores, sporting goods retailers and sports superstores, warehouse clubs and direct response television. In fiscal 1999, 1998 and 1997, the Company served approximately 500 accounts, although the

Company's ten largest fitness accessory customers accounted for approximately 87%, 91% and 88% of the Company's total net sales in those years, respectively. In fiscal 1999 Wal-Mart accounted for 44.6% of gross sales and The Sports Authority accounted for 17.4% of gross sales. Examples of discount chain customers include Wal-Mart, KMart and Target. The mass retailer category also encompasses catalog customers like J.C. Penney and catalog showroom customers such as Service Merchandise. Sporting goods retailers and sports superstore customers include The Sports Authority, Oshman's Sporting Goods, H. Modell & Company, and Academy Sports. QVC and The Home Shopping Network are shop-at-home cable television networks that provide a direct response television outlet for the Company. Wal-Mart, KMart and Oshman's have been customers of the Company for approximately 20 years. The loss of one or more of the major customers could have a material adverse impact on the Company.

         Quality is an important element of the Company's merchandising strategy. To convey the image of quality to the consumer, the Company uses a merchandising approach that emphasizes quality through easily recognizable packaging and graphics. The Company, known for its bright, innovative, consistent packaging approach, is embarking on a major packaging update to anticipate changing consumer color and style preferences. Preliminary presentations, including the new packaging format, have been well received. The Company expects the transition to the new packaging to be substantially completed for the fall selling season of fiscal 2000.

         The Company employs a "program" approach in marketing and selling its products to retailers. The products are presented to retailers as part of an integrated line rather than as single items. The Company offers program management services to help retail customers maximize results from the presentation, merchandising, and sale of its products. These services include helping to plan product mix and merchandise the product, and providing responsive inventory management. The Company uses a computerized graphics system to create customized planograms and other individualized marketing and sales presentations for customers. Such presentations quickly illustrate how the optimum selection of fitness accessory products would fit into a given amount of shelf space. The depth and diversity of the Company's product line makes such presentations possible, and enhances the Company's ability to present complete category merchandising programs to retailers. The Company analyzes and validates its recommendations with product tracking and store level research.

PRODUCT SOURCING

         In March 1998 the Company ceased the domestic manufacture of its products and sourced its products globally, with the lowest cost, highest quality providers. The Company currently imports from China, Taiwan, Pakistan, Thailand, Malaysia and Mexico. The Company's imported products are packaged in custom packaging designed and monitored by the Company.

         During fiscal 1999 approximately 13% of the Company's net sales were derived from products manufactured domestically, although not in Company-owned facilities, as compared to approximately 24% and 49% in fiscal 1998 and 1997, respectively.

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

         The Company is currently re-evaluating its approach to the international market while continuing to use a variety of distributorship and trading partner arrangements. The Company's products are sold in 31 nations, and export sales in fiscal 1999 were approximately $0.3 million.

PRODUCT DEVELOPMENT

         The Company constantly focuses on creating, obtaining and developing new and innovative products and product ideas. The Company also regularly evaluates its existing products to determine how they may be repositioned to enhance the Company's competitive position in the marketplace. Additionally, the Company frequently reviews many unsolicited product ideas submitted to it, but generally does not make any advance commitments to purchase or license a new product submission. New products and product ideas are derived from individual inventors, small companies that do not have sufficient capability or the relationships with mass retailers needed to market a new product, or consumers who submit new ideas based on personal experience. Once the Company has identified a product that it decides to distribute and market, it determines appropriate sourcing for the product to ensure both quality manufacturing and low costs. The Company's product lines currently include more than 800 fitness products.

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

         The Company currently owns and protects the rights to a number of U.S. patents and additionally has a number of exclusive and nonexclusive licenses under various other U.S. patents. It does not hold any foreign patents. The Company does not view any single patent as critical to its business and most of its patents or trademarks extend (with renewal options) over the next five years. The Company believes its ability to offer a large number of patented or unique products enhances its overall product offering.

         The Company owns a number of trademarks and has licensed the use of additional trademarks in the U.S. The Company intends to protect such trademarks to the fullest extent practicable. The Company has registered its trademark in a number of foreign countries.

EMPLOYEES

         As of March 31, 1999 the Company employed 102 persons on a full-time basis (including 36 leased and one contract), of which 65 employees were engaged in receiving, purchasing, warehousing, and shipping activities, and 37 employees were engaged in sales, customer service, accounting, information technology, and other administrative functions. In addition, the Company, from time to time, uses part-time workers and/or contract labor. None of the Company's employees are represented by a union, and the Company believes relations with its employees are good.

REGULATIONS

         The Company and its products are subject to numerous federal, state, and local laws, rules and regulations ("Regulations"). Among the more significant of such Regulations are consumer product safety laws under which a company's products can be barred from sale or subject to recall if found to be hazardous; occupational safety and health laws; and environmental laws.

         The Company is not a party to any threatened or pending material regulatory action, other than as discussed below in "Item 3. Legal Proceedings".

ITEM 2.  PROPERTIES.

         The Company leases approximately 300,000 square feet of space in Grand Prairie, Texas, which is currently used as the corporate offices and houses the Company's accounting and sales staff, as well as the main warehouse and shipping facility (exclusive of bonded warehouse facilities that are located in California for handling products). The lease on this facility expires May 1, 2004 and contains a renewal option to extend the lease for an additional three years. Subsequent to year end, the Company reduced its leased space by subleasing approximately 45,000 square feet in its Grand Prairie warehouse. This sublease runs concurrent with the Company's existing lease. The Company believes the current facility in Grand Prairie, Texas, after the sublease, is adequate for its needs.

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

         The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants), are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering by the Company, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. The substantive terms of a memorandum of settlement have been mutually agreed to by the Company and counsel for the plaintiffs. The memorandum is being finalized for signature and will then be presented for acceptance by the class and the court in both this cause and the STI lawsuit described in the following paragraph. The memorandum of settlement provides for the following payments totaling $3.0 million: (1) $400,000 upon the execution of the memorandum; (2) $400,000 after the court's preliminary approval; (3) $200,000 on December 1, 1999; and (4) monthly payments of $40,000 to $60,000 per month over forty months, beginning on the earlier of October 1, 1999 or the court's final orders settling the litigation. As additional consideration, the class will receive 300,000 shares of the Company's Common Stock.

         Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division ("the STI Lawsuit"):

         The Company, Glenn D. Bollinger, Bobby D. Bollinger, Mr. Logan and Mr. Beck, are defendants in this lawsuit filed on March 22, 1996, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. The substantive terms of a memorandum of settlement have been mutually agreed to by the Company and counsel for the plaintiffs. The memorandum is being finalized for signature and will then be presented for acceptance by the class and the court. The payments discussed above for the Suntrust litigation will also apply to the STI lawsuit.

         Civil Action No. 3-98CV0039X; Breathe Better, Inc. v. Bollinger Industries, L.P. in the United States District Court for the Northern District of Texas. This cause was tried in December 1998, and a judgment in the amount of $218,000 plus interest was entered against Bollinger Industries, L.P. in favor of Breathe Better, Inc. The judgment was satisfied shortly after the end of fiscal 1999.

         An investigation of the Company's Employee Stock Ownership Plan (the "ESOP") is presently pending before the U.S. Department of Labor ("USDoL"). Assets of the ESOP are held in the Company's 401(k) Plan, which is the successor to the ESOP. This investigation, begun in 1996, pertains to transactions in 1994, and is ongoing. The USDoL has asserted various breaches of fiduciary duties by the Company and the Plan trustees arising out of the administration of the ESOP. The Company intends to vigorously pursue all available defenses.

         The Internal Revenue Service ("IRS") has examined the Company's Employees Retirement Plan and Trust ("Plan"). In order to maintain its tax exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Based on the 1994 plan year audit, the IRS has proposed to disqualify the Plan for purposes of Section 401(a) of the Code. The Company has filed a protest of the proposed disqualification which is presently pending before the Appeals Division of the IRS. At this time, the effect of such an IRS disqualification on the Company or the Plan, if any, cannot be determined.

         In connection with an investigation by the Securities and Exchange Commission, in September 1996, the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulation promulgated thereunder in the future, and agreed not to act as a director or officer of a registered or reporting entity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is currently traded over-the-counter. The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the Common Stock.

                                                              PRICE RANGE
                                                  -----------------------------------
                                                    FISCAL 1999        FISCAL 1998
                                                  ---------------    ----------------
                                                   HIGH      LOW      HIGH       LOW
                                                  -----     -----    -----      -----

               First Quarter ..................   $1.13     $0.63    $1.50      $0.50
               Second Quarter .................     .88       .25     1.87       0.62
               Third Quarter ..................     .75       .38     1.12       0.62
               Fourth Quarter .................     .63       .31     1.00       0.63

         As of June 1, 1999 there were approximately 63 holders of record of the Common Stock.

         The Company has not paid cash dividends on its Common Stock since its inception. The Company's board of directors does not anticipate payment of any cash dividends by the Company in the foreseeable future and such payments are restricted by agreements with its primary lender.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected historical financial data presented below is derived from the consolidated financial statements of the Company. The consolidated financial data for the fiscal years ended March 31, 1995, 1996, 1997, 1998 and 1999 are derived from the historical consolidated financial statements of the Company, which have been audited by King Griffin & Adamson P.C. for the past five fiscal years. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes included elsewhere in this Report.

                                                                          FISCAL YEAR ENDED MARCH 31,
                                                          ------------------------------------------------------------
                                                           1999(4)      1998(4)       1997         1996         1995
                                                          --------     --------     --------     --------     --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
            STATEMENT OF OPERATIONS(1)
Net sales............................................     $ 33,824     $ 58,794     $ 82,599     $ 80,300     $ 67,894
Cost of goods sold...................................       24,476       47,803       69,723       62,197       50,546
                                                          --------     --------     --------     --------     --------

    Gross profit.....................................        9,348       10,991       12,876       18,103       17,348

Selling expenses.....................................        3,532        4,890        6,879        7,877        6,862
Distribution, general and administrative expenses....        9,428        9,963       11,506       12,115        8,422
Restructuring of operations..........................           --           --           --                        --
                                                          --------     --------     --------     --------     --------

                                                            12,960       14,853       18,385       23,952       15,284
                                                          --------     --------     --------     --------     --------

    Operating profit (loss)..........................       (3,612)      (3,862)      (5,509)      (5,849)       2,064

Other expense (income
    Interest expense.................................          774        1,749        2,552        2,252        1,167
    Gain on sale of assets...........................           (9)     (11,248)          --           --           --
    Contingency for legal settlement.................        3,000           --           --           --           --
    Other............................................          121          (55)         (50)        (105)         (47)
                                                          --------     --------     --------     --------     --------
                                                             3,886       (9,554)       2,502        2,147        1,120
                                                          --------     --------     --------     --------     --------

    Earnings (loss) from continuing operations
           before income tax expense (benefit).......       (7,498)       5,692       (8,011)      (7,996)         944

Income tax expense (benefit) ........................           --          226          (92)      (1,135)         350
                                                          --------     --------     --------     --------     --------

    Earnings (loss) from continuing operations(2)....       (7,498)       5,466       (7,919)      (6,861)         594

Discontinued operations..............................
    Earnings (loss) from operations net of income
       tax benefit...................................           --           --           --         (592)        (525)
    Gain (loss) on disposal, net of income tax
       benefit including a $1,199,118 provision
       for operating losses during phase out
       period in 1996................................           --           --          478         (770)          --
                                                          --------     --------     --------     --------     --------

    Earnings (loss) from discontinued operations(3)..           --           --          478       (1,362)        (525)
                                                          --------     --------     --------     --------     --------

Net earnings (loss)..................................     $ (7,498)    $  5,466     $ (7,441)    $ (8,223)    $     69
                                                          ========     ========     ========     ========     ========

Per share data (basic):
    Earnings (loss) from continuing operations.......     $  (1.79)    $   1.37     $  (1.98)    $  (1.85)    $   0.15
                                                          ========     ========     ========     ========     ========

    Net earnings (loss)..............................     $  (1.79)    $   1.37     $  (1.86)    $  (2.22)    $   0.02
                                                          ========     ========     ========     ========     ========

 Weighted average common and common
    equivalent shares outstanding....................        4,179        4,000        4,000        3,710        3,967
                                                          ========     ========     ========     ========     ========

                                                                                    MARCH 31,
                                                          ------------------------------------------------------------
                                                           1999(4)      1998(4)       1997         1996         1995
                                                          --------     --------     --------     --------     --------
BALANCE SHEET DATA
Working capital .....................................     $  7,463     $  8,839     $ 15,994     $  8,322     $ 15,725
Total assets ........................................       20,362       17,001       38,389       58,381       55,422
Total long term debt and capital leases .............        7,437          815       15,642          577          223
Total debt and capital leases .......................        9,054        1,170       18,483       23,260       26,810
Stockholders' equity ................................        3,190       10,487        5,021       12,463       20,467

--------------------

(1) The Statement of Operations for fiscal 1995 has been reclassified to reflect the discontinued operations of the Healthcare Division.

(2) The Company sold substantially all of the assets of the Healthcare Division during September 1996. Earnings from continuing operations does not reflect the results of operations for the Healthcare Division.

(3)  Represents results of discontinued operations of the Healthcare Division.

(4)  On November 21, 1997  the Company disposed of its Trampoline Products line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Report.

GENERAL

         The Company currently designs, imports, and distributes a variety of fitness equipment accessories and fitness equipment products designed primarily for home use.

ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

         Effective October 1, 1998 Bollinger Industries L.P., acquired certain inventory, accounts receivable and trademarks from Self Image Sports and Fitness Co., Inc. (d.b.a. Multi-Grip), a Tennessee corporation. The purchase price for these assets was approximately $1,500,000 in cash (after settlement of receivables) and 100,000 shares of the Company's restricted Common Stock.

         Additionally, effective October 1, 1998 Bollinger Industries L.P., entered into various agreements with The Step Company, a Georgia corporation. These agreements provide for the license or sublicense of various fitness related products and concepts in exchange for cash and note of $3,575,000, 300,000 shares of the Company's restricted Common Stock and a consulting and non-compete agreement with annual payments in the initial five year term.

DISPOSITIONS

         Effective November 21, 1997 the Company and its wholly-owned subsidiary, NBF, Inc., entered into an asset purchase agreement for the sale of its Trampoline Products line for $14,549,000 after adjustments for inventory at closing.

PROFITABILITY

         The Company has experienced many areas of improvement, due to the successful implementation of the Company's new computer operating system and continued success in reducing both product costs and operating costs, but there are several areas that must continue to be addressed in fiscal 2000 for the Company to attain operating profitability.

         NET SALES: Sales of the Company's fitness accessory line weakened in fiscal 1998 and continued to show softness in 1999 due partially to changes in a mass retailer's buying habits that include direct importation of many fitness accessory items, as well as the loss of a significant customer in September 1998. These trends were substantially offset by the addition of the Multi-Grip(TM) and The Step(TM) Product lines acquired in October 1998.

         COST OF SALES AND GROSS MARGIN: The Company experienced improved margins due to lower inventory acquisition costs made possible by aggressive purchasing and by stringent controls on customer returns and allowances. The blended effect of these items was a 9.7% improvement in gross margin from fiscal 1998 to fiscal 1999 and a dollar improvement of $3.4 million on slightly increased sales volume (after eliminating the Trampoline Products line sales from fiscal 1998). The Company believes that continuing to source its products from the lowest cost and highest quality providers will enable it to improve gross margins in fiscal 2000, although not to the extent experienced in fiscal year 1999, and further believes the addition of new product offerings should improve sales volume.

         DISTRIBUTION, SELLING, AND GENERAL AND ADMINISTRATIVE EXPENSES: During fiscal 1999, the Company continued to see improvements in the fixed costs associated with warehousing and storing of its products. The Company reduced distribution, selling, and general and administrative expenses in fiscal 1999 by $1.9 million after a $3.5 million improvement the year before. The Company installed a fully integrated computer system which provides faster access to critical information with less manual and clerical intervention, the effect of which is to continue to lower costs through reduced staffing, improved inventory management and knowledge of the customers ordering patterns.

SALE OF ASSETS

         In November 1997 the Company sold its Trampoline Products line for $14,549,000. In September 1997 the Company sold the Irving, Texas facility for $1,200,000 and received $1,106,000 cash after commission and other expenses.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items derived from the Company's consolidated statements of operations expressed as a percentage of net sales. The trends in sales or earnings illustrated in the following table may not be indicative of future results.

                                                                                 PERCENTAGE INCREASE
                                                   PERCENTAGE OF NET SALES           (DECREASE)
                                                 ----------------------------    -------------------
                                                                                  FISCAL     FISCAL
                                                 FISCAL YEAR ENDED MARCH 31,       1999       1998
                                                                                     OVER FISCAL
STATEMENT OF OPERATIONS                           1999      1998      1997         1998       1997
                                                 ------    ------    ------      --------   --------

Net sales..................................      100.0     100.0     100.0          (42)       (29)
Cost of goods sold.........................       72.4      81.3      84.4          (49)       (31)
                                                 ------    ------    ------
    Gross profit...........................       27.6      18.7      15.6          (15)       (15)

Selling expenses ..........................       10.4       8.3       8.4          (28)       (29)
Distribution  general and administrative
    expenses...............................       27.9      17.0      13.9           (5)       (13)
                                                 ------    ------    ------
                                                  38.3      25.3      22.3          (13)       (19)
                                                 ------    ------    ------
    Operating profit (loss)................      (10.7)     (6.6)     (6.7)          (6)       (30)

Interest expense...........................        2.3       3.0       3.1          (56)       (31)
Gain on sale of assets.....................        0.0     (19.2)      0.0         (100)       100
Contingency for legal settlement...........        8.9       0.0       0.0         (100)         0
Other expense (income)-net.................         .3      (0.1)     (0.1)        (320)        10
                                                 ------    ------    ------
                                                  11.5     (16.3)      3.0          141        482
    Earnings (loss) from continuing
       operations before income tax
       expense (benefit)...................      (22.2)      9.7      (9.7)        (232)       171
Income tax expense (benefit)...............        0.0       0.4      (0.1)        (100)       346
                                                 ------    ------    ------

    Earnings (loss) from continuing
       operations..........................      (22.2)      9.3      (9.6)        (237)       169
                                                 ======    ======    ======

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         The Company's fitness accessory products ("Fitness Accessory Products") consisted of two major product categories - trampoline products ("Trampoline Products") and other fitness accessory products ("Other Fitness Accessory Products"). The Trampoline Products line was sold in November 1997.

         Net sales in fiscal 1999 increased by approximately $407,000 from fiscal 1998, an increase of 1.2%, after eliminating the effect of the sale of the Trampoline Products line from fiscal 1998. Trampoline Products sales were approximately $25.0 million in fiscal 1998. The increase in net sales of Other Fitness Accessory Products resulted from acquisitions that were made in October 1998, but were partially offset by the loss of a significant customer in September 1998.

         Returns and deductions from customers ranged from a low of approximately 4% of sales in the second quarter to a high of approximately 9% in the fourth quarter, with an average of 6% for the year. This is a marked improvement of 2% to 6% over previous years.

         Gross profit for Other Fitness Accessory Products in fiscal 1999 improved by approximately $3.4 million over fiscal 1998, and increased as a percentage of net sales from 17.9% in fiscal 1998 to 27.6% in fiscal 1999 (after eliminating the effect of the Trampoline Products sales in fiscal 1998). The improvement in gross margin was due to aggressive purchasing from suppliers, improved control of customer returns and deductions, and effective inventory monitoring controls.

         Selling expenses for Other Fitness Accessory Products in fiscal 1999 decreased by approximately $1.4 million compared to fiscal 1998 and increased as a percentage of net sales of Other Fitness Accessory Products from 8.3% in fiscal 1998 to 10.4% in fiscal 1999. Eliminating the effect of the Trampoline Products expenses, selling expense decreased $500,000 and decreased as a percentage of sales from 12.2% to 10.4% in fiscal 1999. The dollar decrease in selling expense is attributed to the decrease in sales commissions, travel expenses, and advertising expenses.

         Distribution, general and administrative expenses for Other Fitness Accessory Products decreased by approximately $535,000 in fiscal 1999 compared to fiscal 1998 and increased as a percentage of net sales of Other Fitness Accessory Products from 16.9% in fiscal 1998 to 27.9% in fiscal 1999. The decrease in distribution, general and administrative expenses resulted from the reduction of warehouse supplies, rent and labor costs. In addition, distribution, general and administrative expenses were lower than the previous fiscal year due to reduced staffing levels, reduced costs of container storage and a reduction in the amount of damaged items. The percentage increase resulted because most distribution, general and administrative costs are fixed and do not fluctuate significantly with volume and the sale of the Trampoline Products line did not reduce these costs proportionately.

         Operating loss from continuing operations in fiscal 1999 as compared to fiscal 1998 improved by $250,000. As a percentage of net sales, operating loss increased from 6.6% in fiscal 1998 to 10.7% in fiscal 1999. However, after eliminating the effect of the Trampoline Products line, operating losses improved $3.0 million or 9%.

         Interest expense on continuing operations in fiscal 1999 decreased approximately $975,000 from fiscal 1998 primarily due to the reduction of debt after receiving proceeds from the sale of the Trampoline Products line. Interest rates, experienced by the Company, decreased from 10.25% in fiscal 1998 to 9.25% in fiscal 1999.

         The Company recorded a contingency for settlement of the shareholder lawsuits of $3,000,000 in March 1999.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

         Net sales of Fitness Accessory Products in fiscal 1998 decreased by approximately $23.8 million from fiscal 1997, a decrease of 28.8%. After eliminating the effect of the sale of the Trampoline Products line (an approximate $8.0 million decline based on a partial year of Trampoline Products sales) the remaining $15.8 million decline is attributable to net sales of Other Fitness Accessory Products, which decreased 32.1%. The decrease in net sales of Other Fitness Accessory Products resulted from an overall decline in demand for the Company's products and direct importation by one of the Company's customers.

         In fiscal 1995 and 1996 the Company experienced a high rate of product returns and customer chargebacks. The Company's method for recording and analyzing chargebacks, including returned merchandise deductions, has improved substantially over the last five years. The Company has improved internal procedures for receiving and reworking product returns as they arrive in the warehouse, increased the number and talent of the accounts receivable staff, and included a full review of customer deductions and payment practices in the management review process to avoid any significant unplanned adjustments to earnings.

         Returns and deductions from customers ranged from a high of approximately 12% of sales in the first quarter of fiscal 1998 to approximately 5% by fiscal year end; however, the average of 8% for the year is in line with the Company's anticipated cost for returns.

         Gross profit for Fitness Accessory Products decreased by approximately $1.9 million from fiscal 1997 to fiscal 1998, and increased as a percentage of net sales from 15.6% in fiscal 1997 to 18.7% in fiscal 1998. Gross profit percentage on Other Fitness Accessory Products improved by 2% from fiscal 1997 to fiscal 1998 due to improved cost of products from overseas suppliers. The remaining improvement was attributable to the Trampoline Products line.

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

         Distribution, general and administrative expenses for Fitness Accessory Products decreased by approximately $1.5 million in fiscal 1998 compared to fiscal 1997 and increased as a percentage of net sales of Fitness Accessory Products from 13.9% in fiscal 1997 to 16.9% in fiscal 1998. The decrease in distribution, general and administrative expenses resulted from the reduction of warehouse supplies, rent and labor costs. In addition, distribution, general and administrative expenses were lower than the previous fiscal year due to a decrease in insurance and bad debt expense, and better cost controls partially offset by an increase in legal fees. The percentage increase resulted because most distribution, general and administrative costs are fixed and do not fluctuate with volume.

         Operating loss from continuing operations in fiscal 1998 as compared to fiscal 1997 improved by $1.6 million. As a percentage of net sales, operating loss improved slightly from a 6.7% operating loss in fiscal 1997 to a 6.6% operating loss in fiscal 1998.

         Interest expense on continuing operations in fiscal 1998 decreased approximately $800,000 from fiscal 1997 primarily due to the reduction of debt after receiving proceeds from the sale of the Trampoline Products line. Additionally, the average loan balance was lower in fiscal 1998 due to substantially lower inventory levels. Interest rates increased from 10.0% in fiscal 1997 to 10.25% in fiscal 1998.

SEASONALITY; QUARTERLY RESULTS

         In the past, the Company's net sales and earnings have been higher in the last six months of the fiscal year compared to the first six months of the fiscal year. This trend was mitigated by the seasonality of Trampoline Products sales which tend to be higher in the spring and Christmas selling seasons. The sale of the Trampoline Products line in November 1997 substantially reduced sales during the last two quarters of fiscal 1998. Net earnings for the Company will generally rise and fall with sales volume, although not directly in proportion to the change in net sales due to certain of the Company's expenses being relatively fixed while others are variable. The Company's quarterly operating results may also vary depending on such other factors as the timing of significant customer orders, the mix of products sold, and the efficiency of operations.

         The following table sets forth selected quarterly unaudited information for fiscal 1999, 1998 and 1997. In the opinion of the Company, such information reflects all adjustments, consisting only of normal recurring adjustments necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of the results for any future period. Dollars are in thousands, except per share data.


                                                                  THREE MONTHS ENDED
                                FISCAL 1999                           FISCAL 1998                           FISCAL 1997
                    ----------------------------------     ------------------------------------  ----------------------------------
                      JUNE     SEPT.    DEC.     MAR.        JUNE     SEPT.   DEC.        MAR.     JUNE     SEPT.    DEC.     MAR.
                       30,      30,      31,      31,         30,      30,     31,         31,      30,      29,      29,      31,
                      1998     1998     1998     1999        1997     1997    1997        1998     1996     1996     1996     1997
                    -------  -------  -------  -------     -------  -------  -------    -------  -------  -------  -------  -------

Net sales.......... $ 7,403  $ 7,092  $10,844  $ 8,485     $20,517  $15,107  $15,889    $ 7,281  $22,434  $19,093  $24,609  $16,463
Operating profit
  (loss)...........  (1,088)  (1,010)    (287)  (1,227)        (21)    (811)  (1,474)    (1,556)    (124)    (440)  (1,300)  (3,645)

Earnings (loss)
  from continuing
  operations.......  (1,170)  (1,193)    (581)  (4,554)(1)    (638)    (474)   7,646(2)  (1,068)    (765)  (1,074)  (2,017)  (4,062)
Earnings (loss) per
  share from
  continuing           (.29)    (.30)    (.13)   (1.07)       (.16)    (.12)    1.91       (.26)   (0.19)   (0.27)   (0.50)   (1.02)
  operations.......

(1) Includes contingent liability of $3,000,000 in anticipated settlement of shareholder derivative lawsuits.

(2)  Includes gain on sale of Trampoline Products line in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of financing in the past several years have been short-term borrowings from banks and asset-based lenders. The Company's cash used in operations was approximately $3.4 million for fiscal 1999 compared to cash provided by operations of approximately $3.6 million for fiscal 1998. The increase in cash flows from operations for fiscal 1998 was due primarily to the sale of inventory and the collection of accounts receivable, offset by a reduction in trade payables, while the decrease in fiscal 1999 was primarily due to net increases in operating assets.

         In fiscal 1997 the Company secured a revolving credit facility with a financial institution providing a maximum line of credit of $25 million, subject to certain borrowing base requirements and covenants. In May 1998 the loan agreement was renegotiated with the financial institution. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was extended to August 16, 2002 and several of the performance covenants were revised or removed.

         The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of March 31, 1999 there was a $6,758,000 outstanding balance. Availability under the line of credit was $1,376,000 at March 31, 1999. During fiscal 1999 the

Company received waivers for noncompliance of certain negative performance covenants of the loan agreement involving tangible net worth and debt to tangible net worth ratios.

         The current credit facility initially bore interest at the rate of 10.00% through March 26, 1997, at which time it increased to 10.25%. The interest rate on March 31, 1999 was 9.25%.

         Capital expenditures during fiscal 1999 were approximately $640,000 primarily for computer equipment. The Company has budgeted approximately $400,000 for capital expenditures for fiscal 2000.

YEAR 2000 COMPLIANCE

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize data-sensitive information when the year 2000 arrives. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     Although the Company's previous accounting system was believed to be year 2000 compliant, in 1998 the Company began installing a new accounting system that was confirmed by the vendor to address the year 2000-related issues. The upgrade to the new system was completed during the second quarter of fiscal 1999. The Company has begun to analyze the external factors, such as the impact on those vendors and customers adversely affected by the year 2000 issue, in assessing the related potential effect on the Company's business, financial condition and results of operations. Since much of the Company's products are imported, the Company has developed redundant suppliers to help alleviate risk. There can be no assurance that computer systems and applications of other companies, on which the Company's operations rely, will be converted in a timely fashion, or that such failure to correct by another company would not have a material adverse effect on the Company.

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

         Certain statements contained in this Report, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements". Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Report, including without limitation under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business" and include the Company's ability to continue to improve gross margin, to reduce distribution, general and administrative expenses, including those associated with litigation, and to achieve profitability. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

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

LEGAL PROCEEDINGS

         The Company and certain officers and directors are defendants in two separate lawsuits that purport to be class actions and allege certain misrepresentations and fraudulent actions by the defendants. While the Company continues to believe both actions are without merit, a contingent reserve has been established for settlement of these actions. A prolonged and protracted court battle would consume the Company's ability to respond to market conditions and trends, and interfere with the proper management of the Company's affairs.

         The substantive terms of a memorandum of settlement have been mutually agreed to by the Company and counsel for the plaintiffs. The memorandum is being finalized for signature and will then be presented for acceptance by the class and the courts. See "Item 3. Legal Proceedings."

         The Company is occasionally a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business, which could have a material adverse effect on the Company.

ONGOING OPERATIONAL LOSSES AND LIQUIDITY

         The Company has continued to suffer operational losses in spite of significant progress made in many areas. These losses have absorbed much of the Company's cash reserves and borrowing availability. Management believes three major steps are important for the Company's future:

         o Final settlement of the shareholder class action lawsuits. (See "Item 3. Legal Proceedings")
         o Securing placement of a substantial program with a major mass merchandiser.
         o     Securing additional capital to fund future acquisitions.

         While the initial cash outlay, and that for the following three years, under the memorandum of settlement for the securities litigation is substantial, settlement of these matters is imperative to the future of the Company. Unresolved uncertainties prohibit the Company from obtaining additional financing and prevent management from returning to growth and profitability.

         Several of the Company's customers have attempted direct importation and private label branding of their fitness accessory product offerings. At least one of these customers is reconsidering that strategy and considering alternatives presented by Company sales management. The placement of the "Bollinger" Brand program would have a significant impact on the Company's sales and income projections.

         The Company believes there are many competitors in the fitness accessory category, as well as competitors offering an assortment of general sports and fitness products (See "Item 1. Business - Competition"). The Company believes the current market is highly fragmented with many of those companies struggling to cover fixed costs and attain consistent profitability. It is the Company's strategy to acquire or consolidate several smaller companies into a stronger resultant entity. To implement this strategy, the

Company would require additional sources of capital. The acquisition of several smaller companies would have a significant impact on the Company's sales and income projections.

         Management believes increasing sales volume as outlined in the three-point strategy above, should reduce the Company's operating losses. To the extent this strategy is realized, the Company's operating losses should be eliminated.

         The Company's relationship with its lender is good but the Company continues to request waivers of two financial covenants in connection with tangible net worth. Subsequent to year-end, the Company has requested an additional waiver to enter into the memorandum of settlement in connection with the shareholder lawsuits. There can be no assurance that the Company will obtain these waivers, and failure to obtain waivers on these issues could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments are material to its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company had no changes in accountants or disagreements with it accountants on accounting and financial disclosure to report under this Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


  The directors and executive officers of the Company are as follows:

              NAME             AGE                  POSITION
              ----             ---                  --------

    Glenn D. Bollinger         48       Chairman of the Board, Chief Executive Officer and Director

    Bobby D. Bollinger         46       Vice Chairman of the Board, President and Director

    Rose Turner                42       Executive Vice President - Finance, Chief Financial Officer,
                                        Chief Operating Officer, Treasurer and Secretary

    James A. Burgin            57       Executive Vice President - Sales

    Dell K. Bollinger          72       Senior Vice President - Administration

    David Barr                 40       Executive Vice President - Product Acquisition

    Floyd DePauw               49       Controller and Chief Accounting Officer

    John L. Maguire            68       Director

    Stephen L. Parr            45       Director


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

         Rose Turner has served as Chief Financial Officer, Treasurer and Secretary since January 1997, as Executive Vice President-Finance since October 1997, and as Chief Operating Officer of the Company since January 1999. She previously served as the Company's Senior Vice President-Finance from January 1997 to October 1997. Ms. Turner joined the Company on a contract and then full time basis in November 1995. Ms. Turner was previously employed by a variety of food manufacturing companies including Mission Foods and Borden, Inc. Ms. Turner is a certified public accountant.

         James A. Burgin has served as Executive Vice President - Sales of the Company since November 1994, and previously served as the Company's Vice President - Sales from December 1993 to November 1994. Before joining the Company, Mr. Burgin was Executive Vice President of Dynamic Classics, Ltd., a distributor of fitness products. Mr. Burgin was employed by Dynamic for approximately three years. Prior to his employment at Dynamic, Mr. Burgin was employed by various companies in the fitness and toy industries for approximately twenty years.

         Dell K. Bollinger accepted an integral role in the Company's business when it was founded by her sons, Glenn and Bobby Bollinger, in 1974. Mrs. Bollinger has served as a Vice President of the Company since 1979.

         David Barr has served as Executive Vice President - Product Acquisition of the Company since August 1996, and previously served as Vice President - Product Development from July 1994 to August 1996. Prior to joining the Company Mr. Barr was President and Owner of New Zone Corporation, a privately held distributor of children's safety and related products. Prior to that employment Mr. Barr held various positions at Tandy Corporation, Fort Worth, Texas, including Director of Marketing for Computer City.

         Floyd DePauw became Controller and Chief Accounting Officer in October, 1996. Mr. DePauw is a certified public accountant. Before joining the Company, Mr. DePauw previously served as the controller of Taylor Publishing Company, a subsidiary of Insilco Corporation, a publicly owned company. He was employed by Taylor in a variety of accounting positions for approximately sixteen years. Prior to being employed by Taylor, Mr. DePauw was employed by Zoecon Industries, Inc., a chemical manufacturer, for approximately five years.

         John L. Maguire became a Director in September 1993 and served as interim Chief Financial Officer from August 1992 to August 1993. In addition, the Company employs Mr. Maguire as a consultant on certain financial matters and acquisitions. Mr. Maguire is a certified public accountant. Since 1982, he has been self-employed, concentrating on private family investments. He was previously Chief Financial Officer of Tyson Foods, Inc. for twelve years. Mr. Maguire was a director of Arkansas Equity Growth Fund, Inc., a publicly-held investment company, which was liquidated in July 1993 and subsequently dissolved.

         Stephen L. Parr became a Director of the Company in November 1995. Mr. Parr is currently President of Navigator Capital Management, LLC. Mr. Parr was previously a Vice President of Goldman Sachs where he was an international specialist. Mr. Parr was with Goldman Sachs from 1977 to 1995. Mr. Parr serves on the board of directors of Braman, Ltd., a furniture manufacturing company, Nextek, Inc., a Alabama electronics company, Corphealth, Inc., a Texas behavioral healthcare company, NavTel, LLC, a competitive local exchange carrier, and Aqua Dynamics, a specialty chemical and ozone services company.

         The Company's board of directors is currently composed of four directors. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Certain of the directors and officers are defendants to lawsuits as discussed in "Item 3. Legal Proceedings."

ITEM 11. EXECUTIVE COMPENSATION.


         The following table summarizes the compensation paid to the Company's chief executive officer and the Company's four other most highly compensated executive officers for services rendered in all capacities to the Company during fiscal 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION
                               -------------------

                                                                             OTHER ANNUAL                  DIRECTORS
             NAME AND                                SALARY       BONUS       COMPENSA-       OPTIONS        FEES
        PRINCIPAL POSITION                 YEAR        ($)         ($)       TION ($)(1)        (#)           ($)
        ------------------                 ----      -------     -------     ------------     -------      ---------

Glenn D. Bollinger...................      1999      275,717          --               --          --         10,000
    Chairman of the Board and              1998      275,717     100,000               --          --         50,000
    Chief Executive Officer..........      1997      275,717          --               --          --             --

Bobby D. Bollinger...................      1999      275,717          --               --          --         10,000
    Vice Chairman of the Board             1998      275,717     100,000               --          --         50,000
    and President....................      1997      275,717          --               --          --             --

James A. Burgin......................      1999      132,869          --               --          --             --
    Executive Vice President -             1998      121,201      60,000               --          --             --
     Sales...........................      1997      118,120       3,008               --          --             --

Rose Turner..........................      1999      132,700          --               --          --             --
    Executive Vice President -             1998      117,488      40,000               --          --             --
     Finance, Chief Operating Officer,     1997       75,365          --               --      33,000             --
     Chief Financial Officer, Treasurer
     and Secretary

David Barr...........................      1999       97,194          --               --          --             --
    Executive Vice President -             1998       89,422      60,000               --          --             --
     Product Acquisition.............      1997       84,999          --               --          --             --

-------------------------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits; however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer.

OPTIONS EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executive officers concerning the exercise of options during fiscal 1999 and unexercised options held as of the end of fiscal 1999. No options were granted in fiscal 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                          VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED              IN-THE MONEY
                                                                OPTIONS AT                  OPTIONS AT FISCAL
                                                            FISCAL YEAR-END (#)              YEAR-END ($)(1)
                                                        ---------------------------    ---------------------------
                           SHARES
                        ACQUIRED ON        VALUE
         NAME           EXERCISE (#)    REALIZED ($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
         ----           ------------   -------------    -----------   -------------    -----------   -------------

    James A. Burgin(2)       --              --              15,000              --             --              --
    Rose Turner(3)           --              --              13,200          19,800             --              --
    David Barr(4)            --              --              16,000           6,000             --              --

-------------------------

(1) Based on the closing sale price of the Common Stock on March 31, 1999 of $0.3125 per share as reported by the over-the-counter Bulletin Board (minus the exercise or base price).

(2) James A. Burgin was granted options for the purchase of 10,000 shares of Common Stock at an exercise price of $10.00 per share in December 1993. These options vest over a five year period and expire ten years from the date of grant. Mr. Burgin was granted options for the purchase of 5,000 shares of Common Stock at an exercise price of $11.00 per share in December 1994. These options vest over a four year period and expire ten years from the date of grant.

(3) Rose Turner was granted options for the purchase of 33,000 shares of Common Stock at an exercise price of $0.63 per share in January 1997. These options vest over a five year period and expire ten years from the date of grant.

(4) David Barr was granted options for the purchase of 10,000 shares of Common Stock at an exercise price of $13.00 per share in October 1994. These options vest over a five year period and expire ten years from the date of grant. Mr. Barr was granted options for the purchase of 2,000 shares of Common Stock at an exercise price of $11.00 per share in December 1994. These options vest over a four year period and expire ten years from the date of grant. Mr. Barr was granted options for the purchase of 10,000 shares of Common Stock at an exercise price of $3.00 per share in February 1996. These options vest over a five year period and expire ten years from the date of grant.

DIRECTORS' COMPENSATION

         Glenn D. Bollinger and Bobby D. Bollinger each receive a fee of $10,000 annually for their services as Directors of the Company. This compensation was paid in fiscal 1998 on a retroactive basis to 1994.

         John L. Maguire and Stephen Parr were granted options to purchase 8,333 shares of Common Stock at the time they became a director. Stephen Parr receives a fee of $30,000 annually for his services as a Director of the Company and is reimbursed for out-of-pocket expenses incurred in connection with attendance at board of directors and committee meetings. John L. Maguire receives $36,000 annually and acts as a consultant on certain financial matters and acquisitions. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock of the Company, as of March 31, 1999, by (i) each director, (ii) the Company's chief executive officer and four other most highly compensated executive officers in fiscal 1999, (iii) each person deemed to beneficially own more than five percent of the outstanding shares of Common Stock, and (iv) all officers and directors of the Company as a group. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to his shares.

                                                          SHARES OWNED

                                                  -----------------------------
NAME                                                NUMBER           PERCENTAGE
----                                              ---------          ----------

Glenn D. Bollinger(1)(2)                          1,920,741             43.7
Bobby D. Bollinger(1)(3)                          1,920,741             43.7
James A. Burgin(4)                                   15,000               *
Rose Turner(5)                                       13,200               *
David Barr(6)                                        16,000               *
John L. Maguire(7)                                  108,333              2.5
Stephen L. Parr(8)                                    7,500               *
All directors and executive officers as a
        group (9 persons)(9)(10)                  2,510,743             57.1

-------------------------

  *  Less than 1% of the outstanding shares of Common Stock.

(1)  Business mailing address is 602 Fountain Parkway, Grand Prairie, Texas
     75050.

(2) Includes (i) 425,069 shares over which Glenn Bollinger has sole voting and investment control; (ii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power with Bobby Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner;
     (iii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power with brother Bobby Bollinger through each of their ownership of 49.5% of the outstanding stock of the sole general partner; and (iv) 623,672 shares held by trustees of the Company's 401(k) Plan successor to the Company's Employee Stock Ownership Plan (the "401(k) Plan"), of which Glenn Bollinger is a trustee, and over which he has shared voting and investment power. Neither the inclusion of shares owned by Bob Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(k) Plan shares not allocated to Glenn Bollinger's 401(k) participant account is to be construed as an admission that he is the beneficial owner of such shares.

(3) Includes (i) 425,069 shares over which Bobby Bollinger has sole voting and investment control; (ii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power with Glenn Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner;
     (iii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power with Glenn Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner; and (iv) 623,672 shares held by the 401(k) Plan, of which Bobby Bollinger is a trustee and over which he has shared voting and investment power. Neither the inclusion of shares owned by Glenn Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(k) Plan shares not allocated to Bobby Bollinger's 401(k) participant account is to be construed as an admission that he is the beneficial owner of such shares.

(4) Includes options to purchase 15,000 shares of Common Stock that are currently exercisable.

(5) Included options to purchase 13,200 shares of Common Stock that are currently exercisable.

(6) Includes options to purchase 16,000 shares of Common Stock that are currently exercisable.

(7) Includes options to purchase 58,333 shares of Common Stock that are currently exercisable. Does not include 26,000 shares of Common Stock held in trust for which Mr. Maguire is the trustee and is a contingent beneficiary. Mr. Maguire disclaims beneficial ownership of these shares.

(8) Includes options to purchase 5,000 shares of Common Stock that are currently exercisable.

(9) Includes options to purchase 109,533 shares of Common Stock that are currently exercisable.

(10) Shares which are included beneficially under both Glenn and Bobby Bollinger are only included once in the group total.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC. Based solely on the Company's review of the copies of such forms received during the year, the Company believes that during the year ended March 31, 1999, all the Company's directors, executive officers and holders of more than ten percent (10%) of the Common Stock complied with all Section 16(a) filing requirements.

         To the best knowledge of management of the Company, during fiscal year 1999 no director, officer or ten percent (10%) beneficial owner of Common Stock of the Company failed to file with the Securities and Exchange Commission any required reports on Form 3, 4 or 5 regarding transactions in securities of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During July 1995 the Company retained Richard Tucker as a consultant. Shortly after his retention, Mr. Tucker became a Director of the Company. Pursuant to the consulting agreement, Mr. Tucker received $75,000 per year for 2 years, of which $75,000 was paid in fiscal 1997 and $56,250 was paid in fiscal 1996. The remaining $18,750 was paid in the first quarter of fiscal 1998 at which time the consulting arrangement was terminated. During October 1997 the Company entered into a marketing agreement with First Fidelity Acceptance Corp. ("FFAC"). Mr. Tucker was the Chairman and Chief Executive Officer of FFAC and also served as a Director of the Company. The agreement called for an initial investment of $200,000 which was to return monthly revenues based on the successful acquisition by FFAC of retail installment sales contracts. Additionally, FFAC was to return the shortfall, if any, between the monthly revenues and three times the original investment on the first anniversary of the investment. Subsequent to the end of fiscal 1998, Mr. Tucker resigned his directorship with the Company. The Company has been unsuccessful in obtaining the return of the original investment from the new management of FFAC and has reserved for write off of the investment in fiscal 1999.

         The Company has a continuing arrangement with John L. Maguire, a director of the Company, for financial, corporate and acquisition consulting services. This arrangement currently provides for an annual fee of $36,000, which includes the fee for his services as a director.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1.     FINANCIAL STATEMENTS                                                 PAGE

Report of Independent Certified Public Accountants                          F- 1

Consolidated Balance Sheets as of March 31, 1999 and 1998                   F- 2

Consolidated Statements of Operations for each of the three years in the
period ended March 31, 1999                                                 F- 4

Consolidated Statements of Changes in Stockholders' Equity for each of the
three years in the period ended March 31, 1999                              F- 6

Consolidated Statements of Cash Flows for each of the three years in the
period ended March 31, 1999                                                 F- 7

Notes to Consolidated Financial Statements                                  F- 8


2.     FINANCIAL STATEMENT SCHEDULES                                        PAGE

Report of Independent Certified Public Accountants on Schedule II           F-25

Schedule II - Valuation and Qualifying Accounts for the years ended
March 31, 1999, 1998 and 1997                                               F-26
All other schedules are omitted because they are inapplicable or the information is otherwise shown in the financial statements or notes thereto.



3.     EXHIBITS

 3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement No. 33-69708).

 3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 33-69708).

 4.1 Form of certificate representing shares of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 Registration Statement No. 33-69708).

 10.1  Bollinger Industries 1993 Stock Option Plan (incorporated by reference to
       Exhibit 10.1 to the Company's Form S-1 Registration Statement No. 33-69708).

 10.4 Bollinger Industries, Inc. 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement No. 33-69708).

 10.46 Eleventh Amendment to Loan and Security Agreement dated July 8, 1996, between Bollinger Industries, L.P., and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.46 to the Company's Form 10-Q for the quarter ended September 29, 1996).

 10.47 Loan and Security Agreement dated August 16, 1996 between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation and related schedules. (incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q for the quarter ended
       September 29, 1996).

 10.48 Collateral Assignment of Patents and Trademarks dated August 16, 1996 between Bollinger Industries, L.P. and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended September 29, 1996).

 10.49 Subordination Agreement dated August 16, 1996 between Glenn D. Bollinger, Bobby D. Bollinger, Dell Bollinger and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended September 29, 1996).

10.50 Deed of Trust dated August 16, 1996 executed by Bollinger Industries, L.P. (incorporated by reference to Exhibit 10.50 to the Company's Form 10-Q for the quarter ended September 29, 1996).

 10.51 Asset Purchase Agreement dated August 29, 1996 between Bollinger Industries, L.P., and Rehab Plus Therapeutic Products, Inc. (incorporated by reference to Exhibit 10.51 to the Company's Form 10-Q for the quarter ended September 29, 1996).

 10.52 Tenth Amendment to Loan and Security Agreement dated July 8,1996, between Bollinger Industries, L.P., and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).

 10.53 Asset Purchase Agreement dated August 29, 1996 between Bollinger Industries, L.P., and Rehab Plus Therapeutic Products, Inc. (incorporated by reference to Exhibit 2.01 to the Company's Form 10-Q for the quarter ended September 29, 1996).

 10.54 Asset Purchase Agreement dated November 7, 1996, between Bollinger Industries, L.P., and SST Acquisition Corporation (incorporated by reference to Exhibit 2.01 to the Company's Form 10-Q for the quarter ended December 29, 1996).

 10.55 First Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation. (incorporated by reference to
       Exhibit 10.55 to the Company's Form 10-K for the year ended March 31,
       1997).

 10.56 Second Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation. (incorporated by reference to
       Exhibit 10.56 to the Company's Form 10-K for the year ended March 31,
       1997).

 10.57 Lease Agreement dated December 1, 1996 between Southwest Properties Group, Inc. and Bollinger Industries, L.P.. (incorporated by reference to
       Exhibit 10.57 to the Company's Form 10-K for the year ended March 31,
       1997).

 10.58 Third Amendment to Loan and Security Agreement dated June 11, 1997, between Bollinger Industries, L.P. and NBF and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.58 to the Company's Form 10-Q for the quarter ended June 30, 1997).

 10.59 Twelfth Amendment to Loan and Security Agreement dated March 15, 1997, between Bollinger Industries, L.P. and Nations Bank of Texas N.A. (incorporated by reference to Exhibit 10.59 to the Company's Form 10-Q for the quarter ended June 30, 1997).

 10.60 Commercial Contract of Sale dated July 18, 1997 between Bollinger Industries, Inc. and Hsiehs Investments, Inc. (incorporated by reference to Exhibit 10.60 to the Company's Form 10-Q for the quarter ended September 30, 1997).

 10.61 Asset Purchase Agreement dated November 13, 1997, between Bollinger Industries, Inc., NBF, Inc., and Hedstrom Corporation. (incorporated by reference to Exhibit 10.61 to the Company's Form 8-K dated November 26,
       1997).

 10.62 Assignment and Assumption of Lease dated effective September 20, 1997 between Americus Sumter Payroll Development Authority, NBF, Inc., and Plains Products, Inc. (incorporated by reference to Exhibit 10.61 to the Company's Form 10-Q for the quarter ended December 31, 1997).

 10.63 Lease Termination Agreement dated December 9, 1997 between National Life Insurance Company and Bollinger Industries, Inc. (incorporated by reference to Exhibit 10.62 to the Company's Form 10-Q for the quarter ended December 31, 1997).

 10.64 Amendment to Loan and Security Agreement dated May 14, 1998, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation (incorporated by reference to Exhibit 10.64 to the Company's Form 10-Q for the quarter ended June 30, 1998).

 10.65 Asset Purchase Agreement dated October 15, 1998 between Bollinger Industries, L.P. Bollinger Industries, Inc., and The Step Company. (incorporated by reference to Exhibit 10.65 to the Company's Form 8-K dated October 22, 1998).

 10.66 Asset Purchase Agreement dated October 8, 1998 between Self Image Sports and Fitness Co., Inc., and Bollinger Industries, L.P. (incorporated by reference to Exhibit 10.67 to the Company's Form 10-Q dated September 30,
       1998).

 10.67 Convertible Subordinated Note Agreement dated October 15, 1998 between Bollinger Industries, L.P., Bollinger Industries, Inc., and The Step Company. (incorporated by reference to Exhibit 10.68 to the Company's Form 10-Q dated December 31, 1998).

 10.68 Bollinger Industries, Inc. 1998 Stock Option Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement dated August 25, 1998).

 11    Statement regarding Computation of Per Share Data*

 21    Subsidiaries of the Registrant*

 27.1  Financial Data Schedule*

       * Filed herewith

(b)  REPORTS ON FORM 8-K.

     On November 5, 1998 the Company filed a Current Report on Form 8-K for an event dated October 22, 1998 to provide certain financial statements and pro forma financial information regarding the purchase of the retail products division of The Step Company.

(c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

     The exhibits listed in Part IV, item 14(a)(3) of this report, and not incorporate by reference to a separate file, are included after "Signatures," below.

(d)  FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X. (INCLUDED UNDER
     PART IV, ITEM 14(a)(2)

     All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 1999.


                                       BOLLINGER INDUSTRIES, INC.



                                       By: /s/ Glenn D. Bollinger
                                           -------------------------------------
                                           Glenn D.  Bollinger
                                           Chairman of the Board and Chief
                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 28th day of June, 1999.



/s/ Glenn D. Bollinger              Chairman of the Board, and Chief Executive
------------------------------      Officer (principal executive officer)
Glenn D.  Bollinger

/s/ Bobby D. Bollinger              Vice Chairman of the Board and President
------------------------------
Bobby D.  Bollinger

/s/ Rose Turner                     Executive Vice President - Finance, Chief
------------------------------      Financial Officer, Chief Operating Officer,
Rose Turner                         Treasurer, and Secretary (principal
                                    financial officer)

/s/ Floyd DePauw                    Controller and Chief Accounting Officer
------------------------------      (principal accounting officer)
Floyd DePauw

/s/ John L. Maguire                 Director
------------------------------
John L.  Maguire

/s/ Stephen L. Parr                 Director
------------------------------
Stephen L. Parr

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Bollinger Industries, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bollinger Industries, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.




                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
June 11, 1999

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   MARCH 31,

                               ASSETS                                        1999            1998
                                                                         ------------    ------------

CURRENT ASSETS
      Cash                                                               $    125,719    $    136,369
      Accounts receivable-trade, net of allowance for doubtful
           accounts of $476,619 and $450,000 and allowance for
           returns and allowances of $1,419,955 and $910,025 and
           allowance for advertising of $236,273 and $250,000               7,114,315       6,351,691
      Escrow receivable                                                            --       1,012,296
      Other                                                                     9,621         424,335
      Inventories                                                           6,859,686       5,820,013
      Prepaid expenses                                                         88,245         793,511
                                                                         ------------    ------------

                  Total current assets                                     14,197,586      14,538,215

PROPERTY, PLANT AND EQUIPMENT - NET                                         1,797,832       1,864,993

OTHER ASSETS
      Goodwill, net of accumulated amortization of $177,650                 3,375,350              --
      License rights, net of accumulated amortization of $35,720              679,250              --
      Notes receivable and other                                              113,531         209,554
      Deferred financing fees, net of accumulated amortization of
           $562,727 and $372,390                                              198,227         388,564
                                                                         ------------    ------------

                  Total other assets                                        4,366,358         598,118
                                                                         ------------    ------------

TOTAL ASSETS                                                             $ 20,361,776    $ 17,001,326
                                                                         ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                   MARCH 31,

                      LIABILITIES AND STOCKHOLDERS' EQUITY                   1999            1998
                                                                         ------------    ------------

CURRENT LIABILITIES
      Current portion of long-term debt and other debt                   $  1,379,139    $    142,681
      Current portion of capital lease obligations                            237,568         212,101
      Accounts payable - trade                                              3,744,514       2,595,565
      Income tax payable                                                       61,279         224,700
      Other current liabilities                                             1,085,619       1,016,513
      Accrued product liability                                               226,817         381,957
      Other payables - customer overpayment                                        --       1,125,627
                                                                         ------------    ------------

               Total current liabilities                                    6,734,936       5,699,144

LONG-TERM LIABILITIES
      Contingency for legal settlement                                      3,000,000              --
      Long-term debt, net of current portion                                6,904,552          36,505
      Long-term capital lease obligations                                     532,587         778,319
                                                                         ------------    ------------

               Total long-term liabilities                                 10,437,139         814,824
                                                                         ------------    ------------

               Total liabilities                                           17,172,075       6,513,968
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes B, I and O)

STOCKHOLDERS' EQUITY
      Preferred stock - $.01 par value;
           1,000,000 shares authorized; none issued                                --              --
      Common stock - $.01 par value; 8,000,000 shares authorized;
           4,400,210 and 4,000,210 shares issued and outstanding               44,002          40,002
      Capital in excess of par                                             15,519,058      15,323,058
      Accumulated deficit                                                 (12,373,359)     (4,875,702)
                                                                         ------------    ------------

              Total stockholders' equity                                    3,189,701      10,487,358
                                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 20,361,776    $ 17,001,326
                                                                         ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   YEARS ENDED MARCH 31,

                                                                   1999                  1998                     1997
                                                               ------------          ------------             ------------

Net sales                                                      $ 33,823,947          $ 58,793,757             $ 82,598,593
Cost of goods sold                                               24,476,190            47,803,060               69,723,015
                                                               ------------          ------------             ------------

        Gross profit                                              9,347,757            10,990,697               12,875,578

Selling expenses                                                  3,531,858             4,889,999                6,878,803
Distribution, general and administrative expenses
    (including $116,000, $166,250 and $121,500
    in 1999, 1998 and 1997 to Directors)                          9,427,538             9,962,820               11,505,641
                                                               ------------          ------------             ------------
                                                                 12,959,396            14,852,819               18,384,444
                                                               ------------          ------------             ------------

        Operating profit (loss)                                  (3,611,639)           (3,862,122)              (5,508,866)
Other expense (income)
    Interest expense                                                773,579             1,748,646                2,551,703
    Gain on sale of assets                                           (8,582)          (11,247,513)                      --
    Contingency for legal settlement                              3,000,000                    --                       --
    Other                                                           121,021               (55,008)                 (50,243)
                                                               ------------          ------------             ------------
                                                                  3,886,018            (9,553,875)               2,501,460
                                                               ------------          ------------             ------------
      Earnings (loss) from continuing operations
           before income tax expense (benefit)                   (7,497,657)            5,691,753               (8,010,326)

Income tax expense (benefit)                                             --               225,528                  (91,964)
                                                               ------------          ------------             ------------

      Earnings (loss) from continuing operations                 (7,497,657)            5,466,225               (7,918,362)

Discontinued operations
    Gain (loss) on disposal, net of income tax
    expense (benefit) including a $1,199,118
    provision for operating losses during the
    phase-out period in 1996.                                            --                    --                  476,967
                                                               ------------          ------------             ------------

    Earnings (loss) from discontinued operations                         --                    --                   476,967
                                                               ------------          ------------             ------------

    Net earnings (loss)                                        $ (7,497,657)         $  5,466,225             $ (7,441,395)
                                                               ============          ============             ============
Per share data (basic and diluted):
Basic earnings per share
    Continuing operations                                      $      (1.79)         $       1.37             $      (1.98)
    Discontinued operations                                              --                    --                     0.12
                                                               ------------          ------------             ------------

Net earnings (loss)                                            $      (1.79)         $       1.37             $      (1.86)
                                                               ============          ============             ============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                   YEARS ENDED MARCH 31,

                                                                   1999                  1998                     1997
                                                               ------------          ------------             ------------

Dilutive earnings per share

      Continuing operations                                    $      (1.79)         $       1.36             $      (1.98)

      Discontinued operations                                            --                    --                     0.12
                                                               ------------          ------------             ------------

Net earnings (loss)                                            $      (1.79)         $       1.36             $      (1.86)
                                                               ============          ============             ============

Shares used in the calculation of per share amounts:

      Basic common shares                                         4,178,840             4,000,210                4,000,210
      Dilutive impact of stock options                                   --                25,329                       --
                                                               ------------          ------------             ------------

      Diluted common shares                                       4,178,840             4,025,539                4,000,210
                                                               ============          ============             ============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                               COMMON STOCK                                     RETAINED
                                         --------------------------       CAPITAL IN            EARNINGS
                                                                           EXCESS OF          (ACCUMULATED
                                           SHARES           AMOUNT            PAR                DEFICIT)            TOTAL
                                         ---------         --------       ------------        -------------      -------------

Balance at March 31, 1996                4,000,210         $ 40,002       $ 15,323,058        $   (2,900,532)    $ 12,462,528

Net loss                                        --               --                 --            (7,441,395)       (7,441,395)
                                         ---------         --------       ------------        -------------      -------------

Balance at March 31, 1997                4,000,210           40,002         15,323,058           (10,341,927)        5,021,133

Net earnings                                    --               --                 --             5,466,225         5,466,225
                                         ---------         --------       ------------        -------------      -------------

Balance at March 31, 1998                4,000,210           40,002         15,323,058            (4,875,702)       10,487,358

Shares issued on Acquisition
Agreement                                  300,000            3,000            147,000                    --           150,000

Shares issued on Non-Compete
Agreement                                  100,000            1,000             49,000                    --            50,000

Net Loss                                        --               --                 --           (7,497,657)        (7,497,657)
                                         ---------         --------       ------------        -------------      -------------

Balance at March 31, 1999                4,400,210         $ 44,002       $ 15,519,058        $ (12,373,359)     $   3,189,701
                                         =========         ========       ============        =============      =============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED MARCH 31,
                                                                     1999                 1998              1997
                                                                 ------------         -----------       ------------

Cash flows from operating activities
   Net earnings (loss)                                           $ (7,497,657)        $ 5,466,225       $ (7,441,395)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities
      (Gain) loss on disposal of assets                                (8,582)        (11,247,513)          (476,967)
      Contingency for legal settlement                              3,000,000                  --                 --
      Deferred income tax benefit                                          --                  --           (245,709)
      Depreciation and amortization                                 1,149,249           1,206,358            891,417
      Provision for returns and allowance                           2,971,638           3,228,908          5,631,906
      Provision for doubtful accounts                                 240,000             253,441            540,193
      Provision for obsolete inventory                                729,762           1,433,367            430,523
      Changes in operating assets and liabilities
       Accounts receivable-trade                                   (3,485,262)          6,672,291         (4,782,231)
       Other receivables                                              414,714            (247,127)            52,527
       Inventories                                                 (1,251,435)          7,149,772         12,775,619
       Income tax refund                                                   --                  --          2,307,235
       Prepaid expenses                                               705,266            (260,296)            58,366
       Other assets                                                   (26,896)             39,610            405,611
       Current assets of discontinued operations                           --                  --          1,601,954
       Accounts payable-trade                                       1,048,949          (9,024,802)        (5,309,916)
       Income tax payable                                            (163,421)            224,700            (43,847)
       Other current liabilities                                   (1,261,661)            886,261            233,323
       Provision for restructuring operation                               --          (2,160,169)        (1,799,831)
         Non-current assets from discontinued operations                   --                  --            161,999
                                                                 ------------         -----------       ------------

         Net cash provided by (used in) operating activities       (3,435,336)          3,621,026          4,990,777

Cash flows from investing activities
    Purchases of property, plant and equipment                       (639,927)         (1,022,443)          (621,146)
    Acquisition of license rights and assets                       (3,575,000)                 --                 --
    Payments made on notes receivable                                 121,523             339,310            187,097
    Proceeds from sale of assets                                       21,554          15,789,008          1,418,129
    Escrow receivable                                               1,012,296          (1,012,296)                --
                                                                 ------------         -----------       ------------

         Net cash provided by (used in) investing activities       (3,059,554)         14,093,579            984,080

Cash flows from financing activities
   Net proceeds from (payments on) debt                             6,704,505         (17,865,765)        (5,744,293)
   Net proceeds from (payments on) capital lease obligations         (220,265)            689,048                 --
   Net advance from (payments to) officers                                 --            (280,000)                --
   Deferred financing fees                                                 --            (125,000)          (635,954)
                                                                 ------------         -----------       ------------

         Net cash provided by (used in) financing activities        6,484,240         (17,581,717)        (6,380,247)
                                                                 ------------         -----------       ------------

        Net increase (decrease) in cash                               (10,650)            132,888           (405,390)

Cash at beginning of year                                             136,369               3,481            408,871
                                                                 ------------         -----------       ------------

Cash at end of year                                              $    125,719         $   136,369       $      3,481
                                                                 ============         ===========       ============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     BUSINESS ACTIVITY

     The Company is a supplier of consumer fitness equipment and accessories. (See Note C for a discussion of acquisitions, discontinued operations and disposal of the Trampoline Products line.)

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

     INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market (determined product by product based on management knowledge of current market conditions and existing stock levels).

     The provision for obsolete and slow-moving inventory is adjusted based on current inventory levels, historical and expected future sales levels.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods for financial reporting purposes over the following useful lives:

          Buildings and improvements                              5 - 20 years
          Equipment                                               3 -  7 years
          Motor vehicles                                          3 - 10 years
          Furniture and fixtures                                  3 -  5 years
          Amortization for capitalized leases
          (primarily computer equipment and
          software) is provided for over the shorter
          of the assets life or lease terms                            4 years

     Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized.

     CAPITALIZED SOFTWARE COSTS

     The Company, under the provisions of Statement of Positions 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," is capitalizing software development costs. The development costs are charged to expense when incurred until the application development stage for the product has been established, at which time the costs are capitalized until design of chosen path, coding, installation of hardware and testing are completed. On July 1, 1998 the Company completed the application development stage, and upon placing the software in use, began

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES amortizing the capitalized software. The Company capitalized $149,713 and $1,164,025 for software costs during fiscal 1999 and 1998 respectively.

     ADVERTISING COSTS

     Advertising and promotional costs are expensed as incurred. Advertising expense amounted to $778,228, $1,610,722, and $1,627,464 in fiscal 1999,
     1998 and 1997, respectively.

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

     EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings per share of Common Stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of Common Stock includes the impact of outstanding dilutive stock options for the year ended March 31, 1998. There were no dilutive options during the years ended March 31, 1999 and 1997, respectively.

     GOODWILL AND OTHER INTANGIBLES

     Goodwill resulting from the purchase of customer lists and patents and intangibles resulting from license rights are amortized utilizing the straight-line method over a period of 10 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill and other intangibles based on the current and expected future undiscounted cash flows from operations of the business giving rise to the intangible to determine whether revisions to the carrying value or useful lives is warranted.

     REVENUE RECOGNITION AND PROVISIONS FOR CHARGEBACKS AND BUYBACKS

     The Company recognizes sales revenue at the time the products are shipped to its customer. Provision is made currently for estimated product returns and deductions which may occur. These returns are generally for products that are salable with minor reworking of packaging or replacement of missing components. The term "Chargebacks" refers to the action taken by the customer to withhold from payments or to apply for credit amounts for items such as volume discounts or rebates under marketing

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES programs or pricing discrepancies, penalties, vendor compliance issues, shipping shortages and any other similar item under vendor compliance guidelines established by the customer. The provision for returns is estimated based on current trends and historical experience of returns. The provision for chargebacks is estimated based on the marketing programs designed for the customer, and recent historical experience based on volume.

     In certain limited circumstances, the Company has followed a "buyback" policy whereby the Company purchases competitors' product from a new customer in order to obtain shelf space for the Company's product lines. The cost of such "buybacks" is amortized over the life of the program, which typically has been two to three years.

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

     RECLASSIFICATIONS

     When necessary, certain prior year amounts have been reclassified to conform with the current year presentation.

     STOCK OPTIONS

     Prior to April 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1996 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 commencing in its March 31, 1997 financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

     ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standard Board issued Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. The new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new standard to have a material impact on its financial position or results of operations.

NOTE B - ONGOING OPERATIONAL LOSSES AND LIQUIDITY

     As indicated in the accompanying financial statements, the Company incurred an operating loss of $3,611,639 during the year ended March 31, 1999 and recorded a contingent liability of $3,000,000 in anticipation of a settlement of the shareholder lawsuit in other expense (income). The Company generated an operating loss of $3,862,122 before recording a one time gain on sale of assets for $11,247,513 for the year ended March 31, 1998.

     Operating losses from operations decreased slightly in fiscal 1999, but the Company has continued to suffer operational losses. Management believes three major steps are important for the Company's future.

     1) Final settlement of the shareholder class action lawsuits, which have drained the Company of time and resources.

     2) Securing placement of a substantial program with a major mass merchandiser, which has attempted private label direct importation in the past, and is currently reconsidering that strategy in favor of a "Bollinger" Brand Program.

     3) Securing additional capital to fund future acquisitions to effect a consolidation of several of the smaller fitness accessory suppliers into a stronger resultant entity.

     Management believes, based on the three major steps outlined above, the Company's operating losses should continue to be reduced, and to the extent the strategy is realized, the Company's operating losses should be eliminated.

     An appropriate liquidity of the Company is also based on the three major steps outlined above. While the cash outlay in connection with the settlement of the shareholder class action lawsuits is substantial, Management believes the placement of a "Bollinger" Brand program at a major retailer will provide the necessary cash and borrowing availability.

     The Company's relationship with its lender is good but the Company continues to request waivers of two financial covenants in connection with tangible net worth. Subsequent to year-end, the Company has requested an additional waiver to enter into the memorandum of settlement in connection with the shareholder lawsuits. There can be no assurance that the Company will obtain these waivers, and failure to obtain waivers on these issues could have a material adverse effect on the Company.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - ACQUISITIONS, DISCONTINUED OPERATIONS AND DISPOSAL OF TRAMPOLINE
         PRODUCTS LINE

ACQUISITIONS

Effective October 1, 1998 the Company acquired certain inventory, accounts receivable, and trademarks from Self Image Sports and Fitness Co., Inc. (d.b.a. Multi-Grip), a Tennessee corporation. This acquisition was made by the Company's controlled operating entity, Bollinger Industries, L.P., a Texas limited partnership (the "Partnership"). The purchase price for these assets was approximately $1,400,000 paid in cash at closing, a deferred cash payment of $100,000 (subject to adjustment for uncollected accounts receivable), and the assumption of approximately $60,000 in trade payables. As a part of this transaction, Multi-Grip's principal shareholder entered into a non-competition agreement with the Company in exchange for 100,000 shares of the Company's restricted Common Stock. The transaction also involved a Registration Rights and Option Agreement pursuant to which the owner of the shares may participate in any qualified public offering made by the Company. The owner of the shares may also require the Company to repurchase the shares at anytime after April 8, 2001. The per share price under this option is ninety percent of the then thirty day average closing price for the Company's Common Stock.

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

The convertible subordinated note received by The Step Company provides for quarterly installments of approximately $88,000 (subject to future adjustments for interest rate changes) beginning January 4, 1999, with the last installment scheduled for October 1, 2003. The holder of the note may convert part or all of the note balance at anytime into the Company's Common Stock at $4.00 per share. The Common Stock issued on a conversion of the note, the 300,000 shares of stock issued at closing, and the shares covered by the option described below are subject to a registration rights agreement with the Company. This agreement permits the owner of the shares to participate in any qualified public offering made by the Company.

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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - ACQUISITIONS, DISCONTINUED OPERATIONS AND DISPOSAL OF TRAMPOLINE
         PRODUCTS LINE - Continued

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

                                                                            YEARS ENDED MARCH 31,
                                                                        ----------------------------
                                                                           1998              1997
                                                                        -----------      -----------
NET SALES OF DISCONTINUED OPERATIONS:

    Healthcare Division                                                 $        --      $ 1,398,400(1)
                                                                        -----------      -----------
    Total net sales of discontinued operations                          $        --      $ 1,398,400
                                                                        ===========      ===========

(1)April 1, 1996  to December 31, 1996 (final disposition).


Following is a summary of the discontinued operations:

                                                                            YEARS ENDED MARCH 31,
                                                                        ----------------------------
                                                                           1998              1997
                                                                        -----------      -----------

NET GAIN ON DISPOSAL OF HEALTHCARE DIVISION:

    Loss during phase out period net of provision (April 1996 to
       December 1997)                                                   $        --      $        --
    Add: Gain on sale of assets                                                  --          722,676
                                                                        -----------      -----------
                                                                                 --          722,676
    Less: Tax expense                                                            --          245,709
                                                                        -----------      -----------
    Net gain on disposal of Healthcare Division                         $        --      $   476,967
                                                                        ===========      ===========

Proceeds from the sale of the Healthcare Division were as follows: $1,418,130 in cash and $293,547 as a note receivable.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - ACQUISITIONS, DISCONTINUED OPERATIONS AND DISPOSAL OF TRAMPOLINE
         PRODUCTS LINE - Continued

DISPOSAL OF TRAMPOLINE PRODUCTS LINE

On November 21, 1997, the Company disposed of its Trampoline Products line for total cash consideration of $14,560,924. Included in the consideration was $1,012,296 held back by the purchaser as an escrow amount and reflected as such in the March 31, 1998 consolidated balance sheet. The escrow was paid to the Company during fiscal 1999. The gain on sale of this product line was $10,361,614.

The unaudited pro forma results of operations for the years ended March 31, 1998 and 1997 stated as though the disposition occurred on April 1, 1996, is as follows:

                                                                1998              1997
                                                            ------------      ------------

Net sales                                                   $ 33,416,828      $ 49,203,331
                                                            ============      ============

Net earnings (loss)                                         $  3,700,903      $ (7,317,803)
                                                            ============      ============

Net earnings (loss) per common share                        $       0.93      $      (1.83)
                                                            ============      ============


NOTE D - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                                       YEARS ENDED MARCH 31,
                                          ---------------------------------------------
                                             1999             1998             1997
                                          -----------      -----------      -----------

Interest paid                             $   544,741      $ 1,696,583      $ 2,470,054
Income tax refund                         $        --      $        --      $(2,100,611)
Non-cash financing and investing
     transactions:
Purchase of assets-financed by
     notes from buyer                     $ 1,400,000      $        --      $        --
Purchases of assets and
     agreements financed by stock         $   200,000      $        --      $        --
Purchase of assets financed by
     debt                                 $   111,107      $   322,912      $    66,381
Sale of assets-paid in escrow by
     buyer                                $        --      $ 1,012,296      $    17,328
Escrow received                           $ 1,012,296      $        --      $        --
Notes receivable in connection
     with sale of Healthcare
     Division                             $        --      $        --      $   293,547
Liabilities assumed by buyer in
     connection with the sale of
     Trampoline Products line in
     1998 and Healthcare Division
     in 1997                              $        --      $   179,954      $    16,843

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D - CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

On July 18, 1997, the Company entered into an agreement for the sale of the Irving facility. September 26, 1997 the contract was executed which netted cash of $1,106,347.

On November 21, 1997 the Company and its wholly owned subsidiary NBF, Inc. executed an asset purchase agreement for the sale of its Trampoline Products line to Hedstrom Corporation. The Company received $13,250,000 cash from the sale of assets and $298,628 cash for sale of the adjusted inventory, with the balance of the consideration, $1,012,296 held in escrow. The Company received $1,012,296 cash held in escrow during fiscal 1999.

Shortly before the 1998 fiscal year end, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the Trampoline Products line. This cash was included in other payables on the Company's balance sheet at year end March 31, 1998. During the 1999 fiscal year the customer applied the overpayment to current invoices.

NOTE E - CREDIT RISK

The Company's assets subject to potential credit risk consist primarily of trade accounts receivable and cash. The Company sells its products primarily to retailers, including national chains, geographically dispersed throughout the United States on an unsecured basis. Risks associated with extension of credit to customers are affected by the economic condition of the retail industry. The Company performs ongoing credit evaluations of its customers' financial condition to reduce credit risk. The Company has provided an allowance for doubtful accounts which reflects its estimate of uncollectible accounts.

Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation ("FDIC") insured amounts (approximately $280,000 at March 31, 1999). To minimize risk, the Company places its cash with quality institutions.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F - INVENTORIES

                                                             MARCH 31,
                                                    ---------------------------
                                                       1999             1998
                                                    -----------     -----------
Raw materials                                       $   857,612     $   336,285
Finished goods                                        7,548,291       7,686,607
Reserve for obsolescence                             (1,546,217)     (2,202,879)
                                                    -----------     -----------
                                                    $ 6,859,686     $ 5,820,013
                                                    ===========     ===========


NOTE G - PROPERTY, PLANT AND EQUIPMENT

                                                             MARCH 31,
                                                    ---------------------------
                                                       1999             1998
                                                    -----------     -----------
Land, buildings and leasehold improvements          $   296,752     $   317,245
Equipment and software development costs              2,079,379       1,908,322
Motor vehicles                                          122,607          21,430
Furniture and fixtures                                  943,159       1,113,115
                                                    -----------     -----------
                                                      3,441,897       3,360,112
   Less accumulated depreciation                      1,644,065       1,495,119
                                                    -----------     -----------
                                                    $ 1,797,832     $ 1,864,993
                                                    ===========     ===========

Depreciation expense for the years ended March 31, 1999, 1998, and 1997 was approximately $692,000, $556,000, and $558,000, respectively. Included in equipment at March 31, 1999 and 1998, is $990,420 of equipment under capital lease and the related amortization expense charged to operations for the years ended March 31, 1999, 1998 and 1997 was $185,703 and $0 and $0, respectively.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE H - NOTES PAYABLE AND LONG TERM DEBT

                                                                             MARCH 31,
                                                                   ---------------------------
                                                                      1999             1998
                                                                   -----------     -----------
Convertible subordinated note payable for $1,400,000 with The
Step Company, bearing interest adjusted quarterly in 1999
(8.75% at March 31, 1999). Principal and interest payable in the amount of $88,000 quarterly beginning January 4, 1999
through October 1, 2003.                                           $ 1,285,332     $        --

Loan with a financial institution providing a maximum line of credit of $15,000,000, bearing interest at the reference rate
(7.75% at March 31, 1999) plus 1.50% in 1999. Interest payable
monthly; collateralized by receivables and inventory.(1)             6,757,809              --

Other                                                                  240,550         179,186
                                                                   -----------     -----------

                                                                   $ 8,283,691     $   179,186

Less current portion                                                 1,379,139         142,681

                                                                   -----------     -----------
                                                                   $ 6,904,552     $    36,505
                                                                   ===========     ===========

Future maturities of notes payable and long-term debt at March 31, 1999 are as follows:

                   Year ending March 31,       2000        $ 1,379,139

                                               2001          1,278,543

                                               2002          1,299,945

                                               2003          4,084,877

                                               2004            153,967

                                         Thereafter             87,220
                                                           -----------
                                                           $ 8,283,691
                                                           ===========


(1) The loan agreement with the financial institution provides that borrowings under the line of credit are subject to limitations based on the borrowing base, as defined in the agreement with a maximum facility of $15 million. The terms of the agreement require the Company to maintain specific current ratio levels, levels of debt to net worth, levels of tangible net worth and other financial covenants as defined in the loan agreement. During fiscal 1999, the Company received waivers for non-compliance of certain negative performance covenants of the loan agreement involving financial ratios for tangible net worth and related calculations. At March 31, 1999 the Company had $1,376,000 available in additional borrowing capacity under the loan agreement. The loan agreement has an extended expiration date of August 16, 2002. Maturities include an estimated pay down of $1,000,000 per year.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE I - CONTINGENCIES FOR LEGAL SETTLEMENT

The Company recorded a contingent liability of $3,000,000 in anticipation of a settlement in connection with the shareholder lawsuits. Subsequent to the end of fiscal 1999, the substantive terms of a memorandum of settlement were mutually agreed to by the Company and counsel for the plaintiffs in both the Suntrust and STI lawsuits. See "Note O - Commitments and Contingencies".

NOTE J - RELATED PARTY TRANSACTIONS

During October, 1997 the Company entered into a marketing agreement with First Fidelity Acceptance Corp. ("FFAC"). Richard Tucker was the Chairman and Chief Executive Officer of FFAC and also served as a Director of the Company at that time. The agreement called for an initial investment of $200,000 which was to return monthly revenues based on the successful acquisition by FFAC of retail installment sales contracts. Additionally, FFAC was to return the shortfall, if any, between the monthly revenues and three times the original investment on the first anniversary of the investment. During fiscal 1999 Mr. Tucker resigned his directorship with the Company. The Company has been unsuccessful in obtaining the original investment from the new management of FFAC and therefore during the year ended March 31, 1999 reserved for the investment.

NOTE K - EMPLOYEE STOCK OWNERSHIP PLAN AND 401(K) PLAN

The Company had an employee stock ownership plan which provided for discretionary contributions by the Company. During 1995 the Company amended and restated the plan to qualify as a 401(k) employee deferred compensation plan under the terms of which employees who have been employed for one year or more are entitled to contribute up to the lesser of $10,000 or 15% of their annual compensation. The Company may at its discretion contribute to the 401(k) plan. No Company contributions were made for any of the three years ended March 31, 1999. See "Note O - Commitments and Contingencies."

NOTE L - STOCK OPTIONS

 1993 PLAN

 The 1993 Stock Option Plan provides for the grant of options covering a total of 500,000 shares of Common Stock of the Company to be issued to key employees and directors of the Company other than the Chief Executive Officer and the President. Under the Plan, incentive stock options ("ISO's") and non-qualified stock options may be granted at prices no less than 100% and 50%, respectively, of the fair value of the Company's Common Stock on the date of grant. The options have a term of ten years and will generally vest in annual installments. At March 31, 1999, a total of 285,334 options were available for grant under this plan.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

Following is a summary of option activity under the 1993 Plan:

                                                           OPTION PRICE
                                                   -----------------------------
                                     SHARES          PER SHARE          TOTAL
                                   -----------     --------------    -----------
 Outstanding at March 31, 1996       267,999       $ 3.00 - 13.00    $ 2,245,079
      Granted                        110,000         0.56 -  6.00        329,439
      Canceled                      (124,500)        0.56 - 12.50       (644,877)
                                   -----------     --------------    -----------
 Outstanding at March 31, 1997       253,499       $ 0.56 - 13.00    $ 1,929,641
      Granted                             --                   --             --
      Canceled                        (8,500)        3.63 - 12.50        (55,085)
                                   -----------     --------------    -----------
 Outstanding at March 31, 1998       244,999       $ 0.56 - 13.00    $ 1,874,556
      Granted                             --                   --             --
      Canceled                       (30,333)        4.00 - 12.50       (126,707)
                                   -----------     --------------    -----------
 Outstanding at March 31, 1999       214,666       $ 0.56 - 13.00    $ 1,747,849

     All the options are considered compensatory. The outstanding stock options expire from November 1999 through January 2003.

The following summarizes information about compensatory options outstanding at March 31, 1999:

                         Options Outstanding                               Options Exercisable
                         -------------------                               -------------------

                                      Weighted Avg.      Weighted
   Range of                            Remaining           Avg.
   Exercise            Number         Contractual        Exercise        Number         Weighted Avg.
    Prices           Outstanding         Life             Price        Exercisable    Exercisable Price
---------------      -----------      -------------      --------      -----------    -----------------
$ 0.56 - $13.00       214,666         .86 years          $  7.942        167,133           $  9.25

The options granted during the fiscal year ended March 31, 1998 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for compensatory stock options in the consolidated financial statements. The effect of applying the pro-forma requirements of SFAS No. 123 does not materially affect earnings and earnings per share.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE L - STOCK OPTIONS - Continued

 1998 PLAN

 The 1998 Stock Option Plan provides for the grant of options covering a total of 500,000 shares of Common Stock of the Company to be issued to officers and employees of the Company who are responsible for or contribute to the management, growth and profitability of the business. No grant will be made under this Plan to a director who is not an officer or a salaried employee of the Company.

 The exercise price per share purchasable under a stock option shall be determined by the Board and set forth in the stock option agreement, and in the case of an incentive stock option granted to a participant, the exercise price shall not be less than 100% of the fair market value of the Common Stock subject to the stock option on the date of grant (or 110% in the case of a stock option granted to a participant who is a ten percent shareholder on the date of grant).

 Stock Options granted under the 1998 Plan may be of two types: Incentive Stock Options and Nonqualified Stock Options. The board has the authority to grant to any participant Incentive Stock Options, Nonqualified Stock Options or any combination thereof.

 As of March 31, 1999 no stock options had been granted under the 1998 Plan. Subsequent to year-end, the Company issued 251,400 Incentive Stock Options with a $1.00 exercise price.

NOTE M - INCOME TAXES

Income tax expense (benefit) from continuing operations consists of the following:

                              1999             1998              1997
                            ---------        ---------         ---------
Federal
     Current                $      --        $ 123,000         $ 137,331
     Deferred                      --               --          (245,709)
State                              --          102,528            16,414
                            ---------        ---------         ---------
                            $      --        $ 225,528         $ (91,964)
                            =========        =========         =========

The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                                  YEARS ENDED MARCH 31,
                                             1999           1998        1997
                                           --------       --------    --------
U.S.  Federal statutory rate                   34.0%          34.0%       34.0%
Amortization of goodwill                        0.0%           0.7%       (0.3)%
Permanent                                      (0.5)%          0.2%       (0.1)%
Change in prior tax estimates                   0.9%          16.8%        2.3%
Valuation allowance                           (32.3)%        (51.3)%     (35.4)%
State income tax                                0.0%           1.8%         --
Other, net                                     (2.1)%          1.8%       (0.4)%
                                           --------       --------    --------
                                                0.0%           4.0%        0.1%
                                           ========       ========    ========

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

Following are the components of deferred tax assets and deferred tax liabilities:

                                                     YEARS ENDED MARCH 31,
                                                    1999               1998
                                                ------------        -----------
Net current deferred tax assets
   Inventories                                  $    434,197        $   243,694
   Allowance for doubtful accounts                   196,050            187,000
   Inventory reserves                                     --             51,000
   Accrued expenses                                   89,165             58,949
   Less valuation allowance                         (571,177)          (316,456)
                                                ------------        -----------
                                                $    148,235       $   224,187

Net current deferred tax liability
   Inventory reserves                           $   (124,060)                --
   Goodwill accumulated amortization                 (24,175)                --
   Installment sale                                       --           (224,187)
                                                ------------        -----------
                                                $   (148,235)       $  (224,187)

Net current deferred taxes                      $         --        $        --
                                                ============        ===========

Non-current deferred tax assets
   Accumulated depreciation                     $     15,601        $    55,530
   Net operating loss                              3,678,519          1,473,632
   Less valuation allowance                       (3,694,120)        (1,529,162)
                                                ------------        -----------
                                                $         --                 --
                                                ============        ===========

At March 31, 1999 the Company had net operating losses available to offset future taxable income of approximately $10,819,000 which begin expiring in 2011. The valuation allowance increased by $2,419,680 during the year ended March 31, 1999.

NOTE N - MAJOR CUSTOMERS

Customers accounting for 10% or more of total net sales from continuing operations are as follows:

YEAR ENDED MARCH 31,                                         PERCENTAGE
--------------------                                         ----------

            1999
                  Wal-Mart                                      45%
                  The Sports Authority                          17%

            1998
                  Wal-Mart                                      44%
                  Kmart                                         23%

            1997
                  Kmart                                         38%
                  Wal-Mart                                      34%

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE O - COMMITMENTS AND CONTINGENCIES

The Company leases certain warehouse space, warehouse and computer equipment and other items. These leases are either operating or capital leases and have future minimum lease payments, excluding sublease income, as follows:

                                       Operating            Capital
                                      -----------         -----------

2000                                  $   706,725         $   287,844
2001                                      717,355             287,844
2002                                      693,690             287,844
2003                                      722,500                  --
2004                                      752,500                  --
Thereafter                                599,500                  --
                                      -----------         -----------
                                      $ 4,192,270         $   863,532
                                      ===========

Less amount representing interest                              93,377
                                                          -----------
Present value of net minimum lease
  payments (including the current
  portion of $237,568)                                    $   770,155
                                                          ===========

Total lease expense for the years ended March 31, 1999, 1998 and 1997 was approximately $654,587, $758,000 and $1,449,000 respectively. Subsequent to the end of fiscal 1999, the Company reduced its lease space by subleasing approximately 45,000 square feet in its Grand Prairie warehouse. This sublease runs concurrent with the Company's existing lease, and the benefit is not reflected in the above table.

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants), are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering by the Company, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. The substantive terms of a memorandum of settlement have been mutually agreed to by the Company and counsel for the plaintiffs. The memorandum is being finalized for signature and will then be presented for acceptance by the class and the court in both this cause and the STI lawsuit described in the following paragraph. The memorandum of settlement provides for the following payments totaling $3.0 million: (1) $400,000 upon the execution of the memorandum; (2) $400,000 after the court's preliminary approval; (3) $200,000 on December 1, 1999; and (4) monthly payments of $40,000 to $60,000 per month over forty months, beginning on the earlier of October 1, 1999 or the court's final orders settling the litigation. As additional consideration, the class will receive 300,000 shares of the Company's Common Stock.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

The Company, Glenn D. Bollinger, Bobby D. Bollinger, Mr. Logan and Mr. Beck, are defendants in this lawsuit filed on March 22, 1996, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. The substantive terms of a memorandum of settlement have been mutually agreed to by the Company and counsel for the plaintiffs. The memorandum is being finalized for signature and will then be presented for acceptance by the class and the court. The payments discussed above for the Suntrust litigation will also apply to the STI lawsuit.

Civil Action No. 3-98CV0039X; Breathe Better, Inc. v. Bollinger Industries, L.P. in the United States District Court for the Northern District of Texas. This cause was tried in December 1998, and a judgment in the amount of $218,000 plus interest was entered against Bollinger Industries, L.P. in favor of Breathe Better, Inc. The judgement was satisfied shortly after the end of fiscal 1999.

An investigation of the Company's Employee Stock Ownership Plan (the "ESOP") is presently pending before the U.S. Department of Labor ("USDoL"). Assets of the ESOP are held in the Company's 401(k) Plan, which is the successor to the ESOP. This investigation, begun in 1996, pertains to transactions in 1994, and is ongoing. The USDoL has asserted various breaches of fiduciary duties by the Company and the Plan trustees arising out of the administration of the ESOP. The Company intends to vigorously pursue all available defenses.

The Internal Revenue Service ("IRS") has examined the Company's Employees Retirement Plan and Trust ("Plan"). In order to maintain its tax exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Based on the audit of the 1994 plan year, the IRS has proposed to disqualify the Plan for purposes of Section 401(a) of the Code. The Company has filed a protest of the proposed disqualification which is presently pending before the Appeals Division of the IRS. At this time, the effect of such an IRS disqualification on the Company or the Plan, if any, cannot be determined.

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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE P - Subsequent Events

Subsequent to the end of fiscal 1999, the Company reduced its leased space by subleasing approximately 45,000 square feet in its Grand Prairie warehouse. This sublease runs concurrent with the Company's existing lease.

Subsequent to the end of fiscal 1999, the Company granted 251,500 incentive stock options with a $1.00 exercise price under the 1998 Stock Option Plan.

Subsequent to the end of fiscal 1999, substantive terms of a memorandum of settlement have been mutually agreed to by the Company and counsel for the plaintiffs in the Suntrust and STI lawsuits. See "Note O - Commitments and Contingencies".

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II




BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

In connection with our audit of the consolidated financial statements of Bollinger Industries, Inc. and Subsidiaries referred to in our report dated June 11, 1999, we have also audited Schedule II for the years ended March 31, 1999, 1998 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                     King Griffin & Adamson P.C.


Dallas, Texas
June 11, 1999

                                                                     Schedule II

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                           Additions
                                          Balance at       Charged to       Charged to
                                          beginning        costs and           other                           Balance at end
            Description                    of year          expenses          accounts       Deductions            of year
----------------------------------       -----------      -----------       -----------      -----------       --------------

Year ended March 31, 1997
   Allowance for doubtful
      accounts                           $   457,829      $   540,193        $       --      $  (153,710)         $   844,312
   Inventory obsolescence reserve          1,166,766          430,523                --          (37,519)           1,559,770
   Returns and allowance reserve           2,965,091        5,631,906                --       (6,741,997)           1,855,000

Year ended March 31, 1998
   Allowance for doubtful
      accounts                           $   844,312      $   253,441        $       --      $  (647,753)         $   450,000
   Inventory obsolescence reserve          1,559,770        1,433,367                --         (790,258)           2,202,879
   Returns and allowance reserve           1,855,000        3,228,908                         (4,173,883)             910,025

Year ended March 31, 1999
   Allowance for doubtful
      accounts                           $   450,000      $   240,000        $       --      $  (213,381)         $   476,619
   Inventory obsolescence reserve          2,202,879          729,762                --       (1,386,424)           1,546,217
   Returns and allowance reserve             910,025        2,971,638                --       (2,461,708)           1,419,955


Note - Deductions represent uncollectible accounts, inventories written off, or credits issued for returns and allowances.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

 11       Statement regarding Computation of Per Share Data

 21       Subsidiaries of the Registrant

 27.1     Financial Data Schedule