Form 10-Q
period 1999-06-30
BOLLINGER INDUSTRIES INC
filed 1999-08-09
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

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

     As of August 2, 1999, 4,400,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I - FINANCIAL INFORMATION

          Item 1.     Consolidated Financial Statements

                      Consolidated Balance Sheets -
                      June 30, 1999 (unaudited) and March 31, 1999                                         3

                      Consolidated Statements of Earnings -
                      Quarters Ended June 30, 1999 and 1998 (unaudited)                                    5

                      Consolidated Statements of Cash Flows -
                      Quarters Ended June 30, 1999 and 1998 (unaudited)                                    6

                      Notes to Consolidated Financial Statements (unaudited)                               7

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                       12

          Item 3.     Quantitative and Qualitative Disclosures about Market Risk                          15

PART II - OTHER INFORMATION

          Item 1.     Legal Proceedings                                                                   16

          Item 2.     Changes in Securities and Use of Proceeds                                           18

          Item 3.     Defaults Upon Senior Securities                                                     18

          Item 4.     Submission of Matters to a Vote of Security Holders                                 18

          Item 5.     Other Information                                                                   18

          Item 6.     Exhibits and Reports on Form 8-K                                                    18

SIGNATURES

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                   ASSETS                                       June 30, 1999           March 31, 1999
                                                                                -------------           --------------
                                                                                (unaudited)
CURRENT ASSETS
   Cash                                                                        $      24,528            $     125,719
   Accounts receivable - trade net allowance for doubtful accounts of
       $487,560 and $476,619 and allowance for returns and allowances of
       $1,460,905 and $1,419,955 and allowance for advertising of
       $276,676 and $236,273                                                       5,189,922                7,114,315
   Other                                                                              21,671                    9,621
   Inventories                                                                     6,723,006                6,859,686
   Prepaid expenses                                                                   59,417                   88,245
                                                                               -------------            -------------

       Total current assets                                                       12,018,544               14,197,586

PROPERTY PLANT AND EQUIPMENT - NET                                                 1,621,131                1,797,832

OTHER ASSETS
   Goodwill, net of accumulated amortization of $266,475 and $177,650              3,286,525                3,375,350
   License rights, net of accumulated amortization of $53,625 and $35,720            661,375                  679,250
   Notes receivable and other                                                        111,825                  113,531
   Deferred financing fees - net of accumulated amortization of $599,894
      and $562,727                                                                   161,060                  198,227
                                                                               -------------            -------------

                 Total other assets                                                4,220,785                4,366,358
                                                                               -------------            -------------

TOTAL ASSETS                                                                   $  17,860,460            $  20,361,776
                                                                               =============            =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY                         June 30, 1999          March 31, 1999
                                                                                -------------          --------------
                                                                                (unaudited)
CURRENT LIABILITIES
     Current portion of long term debt and other debt                           $   1,311,356          $   1,379,139
     Current portion of capital lease obligations                                     242,102                237,568
     Accounts payable - trade                                                       4,866,462              3,744,514
     Income tax payable                                                                79,459                 61,279
     Other current liabilities                                                        895,300              1,085,619
     Accrued product liability                                                        154,534                226,817
                                                                                -------------          -------------

            Total current liabilities                                               7,549,213              6,734,936
                                                                                -------------          -------------

LONG-TERM LIABILITIES
     Contingency for legal settlement                                               3,000,000              3,000,000
     Other long-term obligations                                                       33,335                      -
     Long-term debt, net of current portion                                         4,256,561              6,904,552
     Long-term capital lease obligations                                              470,334                532,587
                                                                                -------------          -------------

     Total long-term liabilities                                                    7,760,230             10,437,139
                                                                                -------------          -------------

              Total liabilities                                                    15,309,443             17,172,075
                                                                                -------------          -------------


STOCKHOLDERS' EQUITY
     Preferred stock -- $.01 par value;
              1,000,000 shares authorized; none issued                                      -                      -
     Common stock -- $.01 par value; 8,000,000 shares authorized;
              4,400,210 shares issued and outstanding                                  44,002                 44,002
     Capital in excess of par                                                      15,519,058             15,519,058
     Accumulated deficit                                                          (13,012,043)           (12,373,359)
                                                                                -------------          -------------

           Total stockholders' equity                                               2,551,017              3,189,701
                                                                                -------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  17,860,460          $  20,361,776
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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                         ----------------------------
                                                             QUARTER ENDED JUNE 30,
                                                         ----------------------------
                                                             1999             1998
                                                         -----------      -----------
Net sales                                                $ 7,165,588      $ 7,403,069
Cost of goods sold                                         4,797,924        5,422,043
                                                         -----------      -----------

     Gross profit                                          2,367,664        1,981,026

Selling expenses                                             726,886          945,632
Distribution, general and
    administrative expenses                                2,033,056        2,122,962
                                                         -----------      -----------
                                                           2,759,942        3,068,594
                                                         -----------      -----------

     Operating  loss                                        (392,278)      (1,087,568)

Other expense (income)
     Interest expense                                        251,865          119,237
     Gain on sale of assets                                   (4,685)          (1,209)
     Other                                                      (774)         (34,759)
                                                         -----------      -----------
                                                             246,406           83,269
                                                         -----------      -----------

Loss before income tax expense
           (benefit)                                        (638,684)      (1,170,837)

Income tax expense (benefit)                                      --               --
                                                         -----------      -----------


Net loss                                                 $  (638,684)     $(1,170,837)
                                                         ===========      ===========

Per share data (basic and diluted):

Basic loss per share                                     $     (0.15)     $     (0.29)
                                                         ===========      ===========

Diluted loss per share                                   $     (0.15)     $     (0.29)
                                                         ===========      ===========


Shares used in the calculation of per share amounts:

    Basic common shares                                    4,400,210        4,000,210
    Dilutive impact of stock options                              --               --
                                                         -----------      -----------

    Diluted common shares                                  4,400,210        4,000,210
                                                         ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   ----------------------------
                                                                       QUARTER ENDED JUNE 30,
                                                                   ----------------------------
                                                                       1999             1998
                                                                   -----------      -----------
Cash flows from operating activities
     Net loss                                                      $  (638,684)     $(1,170,837)
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities
        Gain on disposal of assets                                      (4,685)          (1,209)
        Depreciation and amortization                                  307,848          141,663
        Provision for returns and allowances                           513,982          638,315
        Provision for doubtful accounts                                 15,000           60,000
        Provision for obsolete inventory                                    --           80,838
     Changes in operating assets and liabilities
        Accounts receivable-trade                                    1,395,411         (628,017)
        Other receivables                                              (12,050)         382,182
        Income tax refund                                                   --         (292,500)
        Inventories                                                    136,680        1,206,743
        Prepaid expenses                                                28,828            6,723
        Notes receivable and other assets                                1,008            2,840
        Accounts payable-trade                                       1,121,948         (185,498)
        Income tax payable                                              18,180         (177,500)
        Other current liabilities                                     (262,602)         760,988
                                                                   -----------      -----------

            Net cash provided by operating activities                2,620,864          824,731

Cash flows from investing activities
    Reimbursements (purchases) of property and equipment                12,000         (229,705)
    Payments on note receivable                                             --           50,497
    Proceeds from sale of assets                                         6,103           14,181
    Proceeds from sub-lease deposit                                     33,335
    Escrow receivable                                                       --          (11,912)
                                                                   -----------      -----------

           Net cash provided by (used in) investing activities          51,438         (176,939)

Cash flows from financing activities
     Net payments on long term debt                                 (2,715,774)         (57,053)
     Payments on capital lease obligations                             (57,719)         (74,661)
                                                                   -----------      -----------

           Net cash used in financing activities                    (2,773,493)        (131,714)

           Net increase (decrease) in cash                            (101,191)         516,078
Cash at beginning of period                                            125,719          136,369
                                                                   -----------      -----------
Cash at end of period                                              $    24,528      $   652,447
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

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended March 31, 1999 contained in the Company's Annual Report on Form 10-K.

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

Reclassifications

Certain prior year amounts may have been reclassified to conform to the current year presentation.

Revenue Recognition and Provisions for Chargebacks and Buybacks

The Company recognizes sales revenue at the time products are shipped to its customers. Provision is made currently for estimated product returns and deductions, which may occur. These returns are generally for products that are salable with minor reworking of packaging or replacement of missing components. The term "Chargebacks" refers to the action taken by the customer to withhold payments or to apply for credit amounts for items such as volume discounts or rebates under marketing programs or pricing discrepancies, penalties, vendor compliance issues, shipping shortages and any other similar item under vendor compliance guidelines established by the customer.

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

In certain limited circumstances, the Company has followed a "buyback" policy whereby the Company purchases competitors product from a new customer in order to obtain shelf space for the Company's product lines. The cost of such "buyback" is amortized over the life of the program, which typically has been two to three years.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                  ----------------------
                  QUARTER ENDED JUNE 30,
                  ----------------------
                     1999         1998
                  ---------     --------
Interest paid     $ 205,957     $ 90,329


Shortly before the 1998 fiscal year-end, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line. The Company received another $818,000 from the customer during the first quarter of fiscal 1999. The Company advised the customer of this payment, but the customer did not request an immediate repayment. By the end of the third quarter of fiscal 1999, the overpayment was eliminated by the customer's continued purchases of product from the Company.


NOTE C - INVENTORIES

                               June 30,        March 31,
                                 1999             1999
                             -----------      -----------
Raw materials                $   440,930      $   857,612
Finished goods                 7,493,886        7,548,291
Reserve for obsolescence      (1,211,810)      (1,546,217)
                             -----------      -----------
                             $ 6,723,006      $ 6,859,686
                             ===========      ===========

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE D - NOTES PAYABLE AND LONG TERM DEBT

The Company currently has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 1999 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of June 30, 1999 there was $4,175,000 outstanding. Availability under the line was $903,000 at June 30, 1999.

The Company has a convertible subordinated note payable for $1,400,000 and a five-year term pursuant to the asset purchase agreement with The Step Company. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

NOTE E - INCOME TAXES

The Company's effective income tax rates for the three months ended June 30, 1998 and 1999 was 0% based on utilization of a tax loss carry-forward (and lack of income). At June 30, 1999 the Company had net operating losses available to offset future taxable income of approximately $11.4 million which begin expiring in 2011.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants) are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering by the Company, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. The substantive terms of a memorandum of settlement had been mutually agreed to by the Company and counsel for the plaintiffs as of June 30, 1999, but the plaintiffs withdrew the negotiated settlement offer subsequent to the end of the quarter. See "Part II-Other Information, Item 1. Legal Proceedings."

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)

NOTE F - COMMITMENTS AND CONTINGENCIES-CONTINUED

The Company, Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan and Michael
J. Beck are defendants in a lawsuit filed on March 22, 1996, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated in the 68th Judicial District Court of Dallas County, Texas. The substantive terms of a memorandum of settlement had been mutually agreed to by the Company and counsel for the plaintiffs as of June 30, 1999, but the plaintiffs withdrew the negotiated settlement offer subsequent to the end of the quarter. See "Part II - Other Information, Item 1. Legal Proceedings."

In March 1999, the Company recorded a contingent liability of $3,000,000 in anticipated settlement of both the STI action and the Suntrust action mentioned above.

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

In connection with an investigation by the Securities and Exchange Commission, in September 1996, the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)

NOTE F- COMMITMENTS AND CONTINGENCIES-CONTINUED

Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed not to act as a director or officer of a registered or reporting entity.

From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business, which could have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 1999 and March 31, 1998; the Company's Form 10-Q for the quarter ended June 30, 1998; and the consolidated financial statements and related notes for the quarter ended June 30, 1999 found elsewhere in this report.

QUARTER ENDED JUNE 30, 1999 COMPARED WITH QUARTER ENDED JUNE 30, 1998

Net sales decreased for the quarter ended June 30, 1999 by $237,000 on a comparative basis with the prior year. The decrease in net sales resulted from the loss of a major customer in September 1998 significantly offset by increases in net sales resulting from acquisitions in October 1998.

Gross profits as a percent of net sales increased dramatically for fitness accessory products to 33.0% in the quarter ended June 30, 1999 from 26.8% in the quarter ended June 30, 1998. The improvement was primarily due to improved pricing from overseas vendors and better controls over related expenses.

Selling expenses for the quarter ended June 30, 1999 decreased by $219,000 as compared to the quarter ended June 30, 1998, and decreased as a percentage of net sales to 10.1% from 12.8%. The dollar and percentage decrease in selling expense were primarily related to lower commission, royalty and advertising expenses.

Distribution, general and administrative expenses for the quarter ended June 30, 1999 decreased by $90,000 as compared to the quarter ended June 30, 1998, and decreased as a percentage of net sales to 28.4% in 1999 from 28.7% in 1998. The decrease in distribution, general and administrative expenses resulted from lower payroll and legal costs partially offset by increased depreciation and amortization expenses.

The Company sustained an operating loss of $392,000 for the quarter ended June 30, 1999, as compared to an operating loss of $1,088,000 in the same quarter last year. As a percentage of net sales, the operating loss decreased from 14.7% in 1998 to 5.5% in 1999. The reduction of the operating loss was primarily from improved gross margin.

Interest expense for the quarter ended June 30, 1999 was $252,000 compared to $119,000 for the same quarter in the previous year. The increase in interest expense was primarily due to increased borrowings to fund losses and interest expense on acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of outside financing in the past several years has been short-term borrowings from banks and asset-based lenders. Net cash provided by operating activities for the quarter ended June 30, 1999 was $2,621,000 compared to cash provided by operating activities for the same period in the prior year of $825,000. Cash generated from the collection of accounts receivable and the increase in accounts payable was used to fund operating losses in the quarter ended June 30, 1999. Shortly before the fiscal year end on March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line. The Company received another $818,000 from the customer during the quarter ended June 30, 1998. The Company advised the customer of this payment, but the customer did not request an immediate repayment. By the end of the third quarter of fiscal 1999, the overpayment was eliminated by the customer's continued purchases of product from the Company.

The Company has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 1999 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all the Company's assets, including accounts receivable and inventory. As of June 30, 1999 there was $4,175,000 outstanding. Availability under the line was $903,000 at June 30, 1999. Subsequent to June 30, 1999 the Company's primary lender reduced the advance rate on inventory which significantly reduced availability under the line. The Company is continuing discussions with its lender for a return to a more favorable advance rate.

The Company has a convertible subordinated note payable for $1,400,000 and a five year term pursuant to the asset purchase agreement with The Step Company. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

Outstanding balances in the quarter ended June 30, 1999 bore interest at a rate of 9.25% compared to an approximate rate of 10.13% for the quarter ended June 30, 1998.

In March 1999, the Company recorded a contingent liability of $3,000,000 in anticipated settlement of both the STI and Suntrust lawsuits. The plaintiffs withdrew the negotiated settlement offer subsequent to the end of June 1999. A $3,000,000 accrual for legal contingency remains on the balance sheet in anticipation of continuing negotiations. Whether the Company will be successful in securing a final settlement is uncertain.

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Certain statements contained in this Report, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Report, including without limitation under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and include the Company's ability to continue to improve gross margin, to reduce distribution, general and administrative expenses, including those associated with litigation, and to achieve profitability. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

Whether the STI and Suntrust lawsuits will be settled or will proceed through the judicial process is uncertain. There can be no assurances that the Company and the plaintiffs will ultimately reach an acceptable settlement and there can be no assurances that the Company could fund an extensive legal proceeding or withstand an unfavorable judgement at trial.

As discussed in "Part I, Item 2. Liquidity and Capital Resources" changes in the inventory advance rate subsequent to quarter end have impaired the Company's borrowing ability under its line of credit. The Company's ability to generate sufficient funding for operations, including the resolution of the shareholder derivative lawsuits, depend on future operating earnings, market conditions and lender forbearance.

Investors are cautioned that forward-looking statements involve certain risks and uncertainties that could cause actual results of the Company to differ materially from those contained in the forward-looking statements. In addition to the factors mentioned above, other important factors include, but are not limited to: seasonality, advertising and promotional efforts, availability and terms of capital, future acquisitions, economic conditions, consumer preferences, lack of success of new products, loss of customer loyalty, heightened competition and other factors discussed in this Report. The Company disclaims any obligation to update or to publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

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

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants) are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering by the Company, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. The substantive terms of a memorandum of settlement had been mutually agreed to by the Company and council for the plaintiffs as of June 30, 1999, but the plaintiffs subsequently withdrew the negotiated settlement offer because the Company did not obtain consent from its lender that was in a form acceptable to all parties.

Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division ("the STI Lawsuit"):

The Company, Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan and Michael
J. Beck, are defendants in a lawsuit filed on March 22, 1996, in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. As with the similar suit mentioned above, the substantive terms of a memorandum of settlement had been mutually agreed to by the Company and council for the plaintiffs as of June 30, 1999, but the plaintiffs subsequently withdrew the negotiated settlement offer because the Company did not obtain consent from its lender that was in a form acceptable to all parties.

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

In connection with an investigation by the Securities and Exchange Commission, in September 1996, the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed not to act as a director or officer of a registered or reporting entity.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

         10.69    Sublease and Modification and Ratification of Sublease
                  Agreements commencing June 1, 1999 between Bollinger
                  Industries, L.P. ("Sublessor") and Directory Distributing
                  Associates, Inc. ("Sublessee")

         10.70    Modification and Ratification of Lease Agreement dated June 1,
                  1999 between Fountain Parkway, Ltd. ("Lessor") and Bollinger
                  Industries, L.P. ("Lessee")

         10.71    Amendment No. 1 to Amended and Restated Loan and Security
                  Agreement dated June 29, 1999 between Bollinger Industries,
                  Inc., Bollinger Industries, L.P. and NBF, Inc., and Foothill
                  Capital Corporation

         11       Computation of Earnings Per Share

         27.1     Financial Data Schedule


         (b) No reports on Form 8-K were filed during the three-month period ended June 30, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BOLLINGER INDUSTRIES, INC.


Date: August 6, 1999       /S/ Glenn D. Bollinger
                           -----------------------------------------------------
                             Glenn D. Bollinger
                             Chairman of the Board and
                             Chief Executive Officer
                             (Principal Executive Officer)



Date: August 6, 1999       /S/ Rose Turner
                           -----------------------------------------------------
                             Rose Turner
                             Executive Vice President - Finance, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
                             (Principal Financial Officer)



Date: August 6, 1999       /S/ Floyd DePauw
                           -----------------------------------------------------
                             Floyd DePauw
                             Controller and Chief Accounting Officer (Principal Accounting Officer)

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibits        Description
--------        -----------

  10.69         Sublease and Modification and Ratification of Sublease
                Agreements commencing June 1, 1999 between Bollinger Industries,
                L.P. ("Sublessor") and Directory Distributing Associates, Inc.
                ("Sublessee")

  10.70         Modification and Ratification of Lease Agreement dated June 1,
                1999 between Fountain Parkway, Ltd. ("Lessor") and Bollinger
                Industries, L.P. ("Lessee")

  10.71         Amendment No. 1 to Amended and Restated Loan and Security
                Agreement dated June 29, 1999 between Bollinger Industries,
                Inc., Bollinger Industries, L.P. and NBF, Inc., and Foothill
                Capital Corporation

  11            Computation of Earnings Per Share

  27.1          Financial Data Schedule
