Form 10-Q
period 1999-09-30
BOLLINGER INDUSTRIES INC
filed 1999-11-15
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999 or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to ________

                         Commission file number 0-22716

                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     75-2502577
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

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

Yes   X    No
   ------     ------

         As of November 4, 1999, 4,400,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX


                                                                                                           Page No.
                                                                                                           --------

PART I - FINANCIAL INFORMATION

           Item 1.      Consolidated Financial Statements

                        Consolidated Balance Sheets -
                        September 30, 1999 (unaudited) and March 31, 1999                                     3

                        Consolidated Statements of Earnings -
                        Three and Six Months Ended September 30, 1999 and 1998 (unaudited)                    5

                        Consolidated Statements of Cash Flows -
                        Six Months Ended September 30, 1999 and 1998 (unaudited)                              6

                        Notes to Consolidated Financial Statements (unaudited)                                7

           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                         12

           Item 3.      Quantitative and Qualitative Disclosures about Market Risks                           15

PART II - OTHER INFORMATION

           Item 1.      Legal Proceedings                                                                     16

           Item 2.      Changes in Securities and Use of Proceeds                                             18

           Item 3.      Defaults Upon Senior Securities                                                       18

           Item 4.      Submission of Matters to a Vote of Security Holders                                   18

           Item 5.      Other Information                                                                     18

           Item 6.      Exhibits and Reports on Form 8-K                                                      19

SIGNATURES


                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS






                                      ASSETS                                            September 30,                 March 31,
                                                                                            1999                         1999
                                                                                        -------------               -------------
                                                                                         (unaudited)

CURRENT ASSETS

     Cash                                                                               $     134,136               $     125,719
     Accounts receivable - trade net allowance for doubtful accounts of $699,800 and $476,619 and allowance for returns and
         allowances of $1,048,501 and $1,419,955 and allowance for
         advertising of $524,775 and $236,273                                               7,066,494                   7,114,315

     Other                                                                                     50,175                       9,621
     Inventories                                                                            6,782,958                   6,859,686
     Prepaid expenses                                                                         249,796                      88,245
                                                                                        -------------               -------------

         Total current assets                                                              14,283,559                  14,197,586

PROPERTY PLANT AND EQUIPMENT - NET                                                          1,477,842                   1,797,832

OTHER ASSETS
     Goodwill, net of accumulated amortization of $355,300 and
        $177,650                                                                            3,197,700                   3,375,350
     License rights, net of accumulated amortization of $71,500 and
        $35,750                                                                               643,500                     679,250

     Notes receivable and other                                                               109,608                     113,531
     Deferred financing fees - net of accumulated amortization of
        $637,062 and $562,727                                                                 123,892                     198,227
                                                                                        -------------               -------------

                   Total other assets                                                       4,074,700                   4,366,358
                                                                                        -------------               -------------

TOTAL ASSETS                                                                            $  19,836,101               $  20,361,776
                                                                                        =============               =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                       LIABILITIES AND STOCKHOLDERS' EQUITY                             September 30,                  March 31,
                                                                                            1999                          1999
                                                                                        -------------                -------------
                                                                                         (unaudited)

CURRENT LIABILITIES
       Current portion of long term debt and other debt                                 $   1,311,177                $   1,379,139
       Current portion of capital lease obligations                                           246,722                      237,568
       Accounts payable - trade                                                             4,296,530                    3,744,514
       Income tax payable                                                                     109,907                       61,279
       Other current liabilities                                                            1,052,798                    1,085,619
       Accrued product liability                                                              154,534                      226,817
                                                                                        -------------                -------------

              Total current liabilities                                                     7,171,668                    6,734,936
                                                                                        -------------                -------------

LONG-TERM LIABILITIES
       Contingency for legal settlement                                                     3,000,000                    3,000,000
       Other long-term obligations                                                             33,335                           --
       Long-term debt, net of current portion                                               6,593,514                    6,904,552
     Long-term capital lease obligations                                                      406,894                      532,587
                                                                                        -------------                -------------

     Total long-term liabilities                                                           10,033,743                   10,437,139
                                                                                        -------------                -------------

              Total liabilities                                                            17,205,411                   17,172,075
                                                                                        -------------                -------------


STOCKHOLDERS' EQUITY
       Preferred stock -- $.01 par value;
                1,000,000 shares authorized; none issued                                           --                           --
       Common stock -- $.01 par value; 8,000,000 shares authorized;
                4,400,210 shares issued and outstanding                                        44,002                       44,002
       Capital in excess of par                                                            15,519,058                   15,519,058
       Accumulated deficit                                                                (12,932,370)                 (12,373,359)
                                                                                        -------------                -------------

             Total stockholders' equity                                                     2,630,690                    3,189,701
                                                                                        -------------                -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  19,836,101                $  20,361,776
                                                                                        =============                =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                           THREE MONTHS ENDED     THREE MONTHS ENDED      SIX MONTHS ENDED       SIX MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,          SEPTEMBER 30,
                                                  1999                   1998                  1999                    1998
                                           -------------------    -------------------    -------------------    -------------------

Net sales                                  $         9,532,873    $         7,092,170    $        16,698,461    $        14,495,239
Cost of goods sold                                   5,941,168              5,011,901             10,739,092             10,433,944
                                           -------------------    -------------------    -------------------    -------------------

  Gross profits                                      3,591,705              2,080,269              5,959,369              4,061,295

Selling expenses                                     1,045,892                697,780              1,772,778              1,643,412
Distribution, general and
 administrative expenses                             2,202,631              2,392,297              4,235,687              4,515,259
                                           -------------------    -------------------    -------------------    -------------------
                                                     3,248,523              3,090,077              6,008,465              6,158,671
                                           -------------------    -------------------    -------------------    -------------------
  Operating profit (loss)                              343,182             (1,009,808)               (49,096)            (2,097,376)

Other expense (income)
  Interest expense                                     267,310                136,956                519,175                256,193
  Gain on sale of assets                                (1,067)                (5,933)                (5,752)                (7,142)
  Other                                                 (2,734)                51,830                 (3,508)                17,071
                                           -------------------    -------------------    -------------------    -------------------
                                                       263,509                182,853                509,915                266,122
                                           -------------------    -------------------    -------------------    -------------------
Earnings (loss) before
 income tax expense (benefit)                           79,673             (1,192,661)              (559,011)            (2,363,498)

Income tax expense (benefit)                                --                     --                     --                     --
                                           -------------------    -------------------    -------------------    -------------------

Net earnings (loss)                        $            79,673    $        (1,192,661)   $          (559,011)   $        (2,363,498)
                                           ===================    ===================    ===================    ===================

Per share data (basic and diluted):

Basic earnings (loss per
 share)                                    $              0.02    $             (0.30)   $             (0.13)   $             (0.59)
                                           ===================    ===================    ===================    ===================

Diluted earnings (loss) per
 share                                     $              0.02    $             (0.30)   $             (0.13)   $             (0.59)
                                           ===================    ===================    ===================    ===================

Shares used in the
 calculation of per share
 amounts:

  Basic common shares                                4,400,210              4,000,210              4,400,210              4,000,210
  Dilutive impact of stock
  options                                                   --                     --                     --                     --
                                           -------------------    -------------------    -------------------    -------------------

Diluted common shares                                4,400,210              4,000,210              4,400,210              4,000,210
                                           ===================    ===================    ===================    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                                1999                 1998
                                                                         ------------------    ------------------

Cash flows from operating activities
     Net loss                                                            $         (559,011)   $       (2,363,498)
     Adjustments to reconcile net earnings (loss) to net cash
         Provided by (used in) operating activities
         Gain on disposal of assets                                                  (5,752)               (7,142)
         Depreciation and amortization                                              606,287               398,442
         Provision for returns and allowances                                       556,731             1,199,581
         Provision for doubtful accounts                                            230,000               120,000
         Provision for obsolete inventory                                                --               156,366
         Changes in operating assets and liabilities
             Accounts receivable -trade                                            (738,910)             (969,464)
             Other                                                                  (40,554)              390,354
             Inventories                                                             76,728               614,926
             Prepaid expenses                                                      (161,551)               70,130
             Notes receivable and other assets                                        2,527                 4,280
             Accounts payable-trade                                                 552,016               242,805
             Income tax payable                                                      48,628              (177,500)
             Other current liabilities                                             (105,104)             (880,611)
                                                                         ------------------    ------------------

             Net cash provided by (used in) operating activities                    462,035            (1,201,331)

Cash flows from investing activities
     Reimbursements (purchases) of property and equipment                             1,416              (447,420)
     Payments on note receivable                                                         --                87,225
     Proceeds from sale of assets                                                     7,170                20,114
     Proceeds from sub-lease deposit                                                 33,335                    --
     Escrow receivable                                                                   --               504,297
                                                                         ------------------    ------------------

             Net cash provided by investing activities                               41,921               164,216

Cash flows from financing activities
     Net proceeds from (payments on) long term debt                                (379,000)            1,047,169
     Payments on capital lease obligations                                         (116,539)             (108,051)
                                                                         ------------------    ------------------

             Net cash provided by (used in) financing activities                   (495,539)              939,118

             Net increase (decrease) in cash                                          8,417               (97,997)

Cash at beginning of period                                                         125,719               136,369
                                                                         ------------------    ------------------
Cash at end of period                                                    $          134,136    $           38,372
                                                                         ==================    ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - GENERAL

The consolidated interim financial statements include the accounts of Bollinger Industries, Inc., its wholly-owned subsidiaries, and Bollinger Industries, L.P., a partnership wholly-owned by Bollinger Industries, Inc.'s subsidiaries (collectively the "Company").

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

In certain limited circumstances, the Company has followed a "buyback" policy whereby the Company purchases competitors' products from a new customer in order to obtain shelf space for the Company's product lines. The cost of such "buyback" is amortized over the life of the program, which typically has been two to three years.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:


                                                            --------------------------------
                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                               1999                 1998
                                                            -----------         ------------

Interest paid                                               $   447,716         $    265,051

Shortly before the 1998 fiscal year-end, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line, which was sold in November 1997. The Company received another $818,000 from the customer during the quarter ended June 1998. The Company advised the customer of this payment, but the customer did not request an immediate repayment. During the quarter ended September 1998, the overpayment had been reduced to $214,000 based on the customer's purchases of additional products from the Company. By the end of December 1998, the overpayment was eliminated by the customer's continued purchases of product from the Company.

NOTE C - INVENTORIES


                                                         September 30,                March 31,
                                                             1999                       1999
                                                         -------------              -------------

Raw materials                                            $     334,315              $     857,612
Finished goods                                               7,483,520                  7,548,291
Reserve for obsolescence                                    (1,034,877)                (1,546,217)
                                                         -------------              -------------
                                                         $   6,782,958              $   6,859,686
                                                         =============              =============

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED-CONTINUED)


NOTE D - NOTES PAYABLE AND LONG TERM DEBT

The Company currently has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 1999 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of September 30, 1999 there was $6,515,000 outstanding, availability under the line was $558,000 and the Company was in compliance with the loan provisions.

The Company has a convertible subordinated note payable for $1,400,000 with a five-year term pursuant to an asset purchase agreement with The Step Company. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

NOTE E - INCOME TAXES

The Company's effective income tax rates for the three and six months ended September 30, 1998 and 1999 was 0% based on utilization of a tax loss carry-forward (and lack of income). At September 30, 1999 the Company had net operating losses available to offset future taxable income of approximately $11.3 million which begin expiring in 2011.

NOTE F- COMMITMENTS AND CONTINGENCIES

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants) are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. Curtis D. Logan was released from the lawsuit. William Blair & Company and Rauscher Pierce Refsnes, Inc. entered into a settlement with the plaintiffs. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering by the Company, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Although the substantive terms of a memorandum of settlement had been mutually agreed to by the Company and counsel for the plaintiffs as of June 30, 1999, the plaintiffs withdrew the negotiated settlement offer. This action is not currently scheduled for trial. See "Part II-Other Information, Item 1. Legal Proceedings."

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)

NOTE F- COMMITMENTS AND CONTINGENCIES-CONTINUED

The Company, Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan and Michael
J. Beck are defendants in a lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated in the 68th Judicial District Court of Dallas County, Texas. Curtis D. Logan was released from this lawsuit. Although the substantive terms of a memorandum of settlement had been mutually agreed to by the Company and counsel for the plaintiffs as of June 30, 1999, the plaintiffs withdrew the negotiated settlement offer. This action is not currently scheduled for trial. See "Part II - Other Information, Item 1. Legal Proceedings."

In March 1999, the Company recorded a contingent liability of $3,000,000 in anticipated settlement of both the Suntrust action and the STI action mentioned above.

An investigation of the Company's Employee Stock Ownership Plan (the "ESOP") is presently pending before the U.S. Department of Labor ("USDoL"). Assets of the ESOP are held in the Company's 401(k) Plan, which is the successor to the ESOP. This investigation, begun in 1996, pertains to transactions in 1994. The USDoL has asserted various breaches of fiduciary duties by the Company and the Plan trustees arising out of the administration of the ESOP. The Company has entered into settlement negotiations with the USDoL but a definitive agreement has not been reached.

The Internal Revenue Service ("IRS") has examined the Company's Employees Retirement Plan and Trust (the "Plan"). In order to maintain its tax exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Based on the audit of the 1994 plan year, the IRS proposed to disqualify the Plan for purposes of Section 401(a) of the Code. The Company filed a protest of the proposed disqualification, which was reviewed by the Appeals Division of the IRS. Subsequent to September 30, 1999 the Company entered into a closing agreement with the IRS that allows for the continuation of the plan providing the Company completes certain corrective measures resulting from the 1994-1995 time period.

In connection with an investigation by the Securities and Exchange Commission, in September 1996 the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)

NOTE F- COMMITMENTS AND CONTINGENCIES-CONTINUED

Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed not to act as a director or officer of a registered or reporting entity in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 1999 and March 31, 1998; the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1998, September 30, 1998, December 31, 1998, and June 30, 1999; and the consolidated financial statements and related notes for the quarter ended September 30, 1999 found elsewhere in this report.

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased for the quarter ended September 30, 1999 by $2,441,000 on a comparative basis with the prior year, an increase of 34.4%. Net sales increased for the six months by $2,203,000 on a comparative basis with the same period of the prior year, an increase of 15.2%. The increase in net sales resulted primarily from acquisitions completed in October 1998.

Gross profits as a percent of net sales increased dramatically for fitness accessory products to 37.7% in the quarter ended September 30, 1999 from 29.3% in the quarter ended September 30, 1998. Gross profits as a percent of net sales increased for fitness accessory products to 35.7% in the six months ended September 30, 1999 from 28.0% in the six-month period ended September 30, 1998. The improvement was primarily due to improved pricing from overseas vendors and better controls over customer returns, allowances and related expenses.

Selling expenses for the quarter ended September 30, 1999 increased by $348,000 as compared to the quarter ended September 30, 1998, and increased as a percentage of net sales to 11.0% from 9.8%. The dollar and percentage increase in selling expense was primarily related to higher advertising expenses. Selling expenses for the six months ended September 30, 1999 increased by $129,000 as compared to the six months ended September 30, 1998, and decreased as a percentage of net sales to 10.6% from 11.3%. The dollar increase in selling expense was primarily related to higher advertising expenses while the percentage decrease was related to increased sales in the current year.

Distribution, general and administrative expenses for the quarter ended September 30, 1999 decreased by $190,000 as compared to the quarter ended September 30, 1998, and decreased as a percentage of net sales to 23.1% in 1999 from 33.7% in 1998. Distribution, general and administrative expenses for the six months ended September 30, 1999 decreased by $280,000 as compared to the same period in 1998 and decreased as a percentage of net sales to 25.4% from 31.1%. The decrease in distribution, general and administrative expenses for both the three month and the six month period resulted from lower legal costs and lower salaries partially offset by increased bad debts, depreciation and amortization expenses associated with the October 1998 acquisitions.

The Company generated an operating profit of $343,000 for the quarter ended September 30, 1999, as compared to an operating loss of $1,010,000 in the same quarter in 1998. As a percentage of net sales, the operating profit increased to 3.6% in 1999 from (14.3%) in 1998. The Company sustained an operating loss of $49,000 for the six months ended September 30, 1999 as compared to an operating loss of $2,097,000 in the same period last year. As a percentage of net sales, the operating loss improved to (0.3%) in 1999 from (14.5%) in 1998.

Interest expense for the quarter ended September 30, 1999 was $267,000 compared to $137,000 for the same quarter in 1998. Interest expense for the six months ended September 30, 1999 was $519,000 compared to $256,000 for the same period in 1998. The increase in interest expense was primarily due to increased borrowings to fund acquisitions made in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of outside financing in the past several years has been short-term borrowings from banks and asset-based lenders. Net cash provided by operating activities for the six months ended September 30, 1999 was $462,000 compared to cash used in operating activities for the same period in 1998 of $1,201,000. The $1,663,000 improvement in net cash provided by operating activities was primarily from the reduction of operating loss in the current year. Shortly before the fiscal year end on March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line, which was sold in November 1997. The Company received another $818,000 from the customer during the quarter ended June 1998. The Company advised the customer of this payment, but the customer did not request an immediate repayment. During the quarter ended September 1998, the overpayment had been reduced to $214,000 based on the customer's purchases of additional products from the Company. By the end of December 1998, the overpayment was eliminated by the customer's continued purchases of product from the Company.

The Company has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 1999 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of September 30, 1999 there was $6,515,000 outstanding, availability under the line was $558,000 at September 30, 1999 and the Company was in compliance with the loan provisions.

The Company has a convertible subordinated note payable for $1,400,000 with a five year term pursuant to an asset purchase agreement with The Step Company. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

Outstanding loan balances in the quarter ended September 30, 1999 bore interest at a rate of 9.76% compared to an approximate rate of 10.04% for the quarter ended September 30, 1998.

In March 1999 the Company recorded a contingent liability of $3,000,000 in anticipated settlement of both the STI and Suntrust lawsuits. The plaintiffs withdrew the negotiated settlement offer subsequent to the end of June 1999. A $3,000,000 accrual for legal contingency remains on the balance sheet in anticipation of a negotiated settlement or final resolution at trial.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize data-sensitive information when the year 2000 arrives. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

Although the Company's previous accounting system was believed to be year 2000 compliant, in 1998 the Company began installing a new accounting system that was confirmed by the vendor to address the year 2000-related issues. The upgrade to the new system was completed in July 1998. The Company has begun to analyze the external factors, such as the impact on those vendors and customers adversely affected by the year 2000 issue, in assessing the related potential effect on the Company's business, financial condition and results of operations. Since many of the Company's products are imported, the Company has developed redundant suppliers to help alleviate risk. There can be no assurance that computer systems and applications of other companies, on which the Company's operations rely, will be converted in a timely fashion, or that such failure to correct by another company would not have a material adverse effect on the Company.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Certain statements contained in this Report, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Report, including without limitation under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and include the Company's ability to continue to improve gross margin, to reduce distribution, general and administrative expenses, including those associated with litigation, and to continue to achieve operating profitability. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

Whether the STI and Suntrust lawsuits will be settled or will proceed through the judicial process is uncertain. There can be no assurances that the Company and the plaintiffs will ultimately reach an acceptable settlement and there can be no assurances that the Company could fund an extensive legal proceeding or withstand an unfavorable judgment at trial.

The Company's ability to generate sufficient funding for operations, including the resolution of the Suntrust and STI lawsuits, depend on future operating earnings, market conditions and lender cooperation.

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

The Company generated operating profits for the quarter ended September 30, 1999 but continues to suffer operating losses on a year-to-date basis. Nothing contained in these financial statements or in Management's Discussion and Analysis of Financial Condition and Results of Operations should be interpreted as a guarantee of future earnings or a change in financial condition. The actual results of the Company could differ materially from the statements found in this section and elsewhere in this Report.

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

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants) are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. Curtis D. Logan was released from the lawsuit. William Blair & Company and Rauscher Pierce Refsnes, Inc. entered into a settlement with the plaintiffs. This lawsuit was filed as a class action suit on behalf of those who purchased securities through a public offering by the Company, alleging that the prices were artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Although the substantive terms of a memorandum of settlement had been mutually agreed to by the Company and counsel for the plaintiffs as of June 30, 1999, the plaintiffs subsequently withdrew the negotiated settlement offer. This action is not currently scheduled for trial.

Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division (the "STI Lawsuit"):

The Company, Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan and Michael
J. Beck are defendants in a lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Curtis D. Logan was released from this lawsuit. As with the similar suit mentioned above, although the substantive terms of a memorandum of settlement had been mutually agreed to by the Company and counsel for the plaintiffs as of June 30, 1999, the plaintiffs subsequently withdrew the negotiated settlement offer. This action is not currently scheduled for trial.

An investigation of the Company's Employee Stock Ownership Plan (the "ESOP") is presently pending before the U.S. Department of Labor ("USDoL"). Assets of the ESOP are held in the Company's 401(k) Plan, which is the successor to the ESOP. This investigation, begun in 1996, pertains to transactions in 1994. The USDoL has asserted various breaches of fiduciary duties by the Company and the Plan trustees arising out of the administration of the ESOP. The Company has entered into settlement negotiations with the USDoL but a definitive agreement has not been reached.

The Internal Revenue Service ("IRS") has examined the Company's Employees Retirement Plan and Trust (the "Plan"). In order to maintain its tax exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Based on the 1994 plan year audit, the IRS proposed to disqualify the Plan for purposes of Section 401(a) of the Code. The Company filed a protest of the proposed disqualification, which was reviewed by the Appeals Division of the IRS. Subsequent to September 30, 1999 the Company entered into a closing agreement with the IRS that allows for the continuation of the plan providing the Company completes certain corrective measures resulting from the 1994-1995 time period.

In connection with an investigation by the Securities and Exchange Commission, in September 1996 the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger also consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed not to act as a director or officer of a registered or reporting entity in the future.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on September 23, 1999. During this meeting four directors, which constitute the entire Board of Directors, were elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. The following individuals were elected:


                                                   VOTING SUMMARY
                               --------------------------------------------------------
                                                                               BROKER
Name                              FOR           AGAINST        WITHHELD       NON VOTES
----                           ---------        -------        --------       ---------

Glenn D.  Bollinger            3,962,707        201,862             --        235,641
Bobby D. Bollinger             4,100,707         63,862             --        235,641
John L. Maguire                4,109,632         54,937             --        235,641
Stephen L. Parr                3,971,632        192,937             --        235,641

The results of the voting for the appointment of King Griffin & Adamson P.C. as the Company's auditors for fiscal 2000 were as follows:


                               --------------------------------------------------------
                                                                               BROKER
Name                              FOR           AGAINST        WITHHELD       NON VOTES
----                           ---------        -------        --------       ---------

                               4,148,769         14,400          1,400        235,641



ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          11      Computation of Earnings Per Share

          27.1    Financial Data Schedule

      (b) No reports on Form 8-K were filed during the three-month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BOLLINGER INDUSTRIES, INC.




Date:  November 11, 1999                 /s/ Glenn D. Bollinger
       -----------------                 -----------------------------------------------------------
                                             Glenn D. Bollinger
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)




Date:  November 11, 1999                 /s/ Rose Turner
       -----------------                 -----------------------------------------------------------
                                             Rose Turner
                                             Executive Vice President - Finance, Chief
                                             Financial Officer, Chief Operating Officer
                                             Treasurer and Secretary
                                             (Principal Financial Officer)



Date:  November 11, 1999                 /s/ Floyd DePauw
       -----------------                 -----------------------------------------------------------
                                             Floyd DePauw
                                             Controller and Chief Accounting Officer
                                             (Principal Accounting Officer)

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


      EXHIBITS               DESCRIPTION
      --------               -----------

        11           Computation of Earnings Per Share

        27.1         Financial Data Schedule