Form 10-Q
period 1999-12-31
BOLLINGER INDUSTRIES INC
filed 2000-02-14
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1999 or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to
         _____________

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

         As of February 1, 2000, 4,400,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
PART I - FINANCIAL INFORMATION

           Item 1.      Consolidated Financial Statements

                        Consolidated Balance Sheets -
                        December 31, 1999 (unaudited) and March 31, 1999                                       3

                        Consolidated Statements of Operations -
                        Three and Nine Months Ended December 31, 1999 and 1998 (unaudited)                     5

                        Consolidated Statements of Cash Flows -
                        Nine Months Ended December 31, 1999 and 1998 (unaudited)                               6

                        Notes to Consolidated Financial Statements (unaudited)                                 7

           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                         12

           Item 3.      Quantitative and Qualitative Disclosures about Market Risks                           15

PART II - OTHER INFORMATION

           Item 1.      Legal Proceedings                                                                     16

           Item 2.      Changes in Securities and Use of Proceeds                                             18

           Item 3.      Defaults Upon Senior Securities                                                       18

           Item 4.      Submission of Matters to a Vote of Security Holders                                   18

           Item 5.      Other Information                                                                     18

           Item 6.      Exhibits and Reports on Form 8-K                                                      18

SIGNATURES

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS




                                                                         December 31,       March 31,
                                                                             1999             1999
                                                                         ------------     ------------
                                                                         (unaudited)
CURRENT ASSETS
     Cash                                                                $     45,176     $    125,719
     Accounts receivable - trade net allowance for doubtful accounts of $686,041 and $476,619 and allowance for returns and
         allowances of $1,699,429 and $1,419,955 and allowance for
         advertising of $434,049 and $236,273                               8,544,423        7,114,315
     Other receivables                                                        135,873            9,621
     Inventories                                                            9,746,270        6,859,686
     Prepaid expenses                                                         183,059           88,245
                                                                         ------------     ------------

         Total current assets                                              18,654,801       14,197,586

PROPERTY PLANT AND EQUIPMENT - NET                                          1,782,070        1,797,832

OTHER ASSETS

     Goodwill, net of accumulated amortization of $444,125 and
         $177,650                                                           3,108,875        3,375,350
     License rights, net of accumulated amortization of $89,375 and
         $35,750                                                              625,625          679,250
     Notes receivable and other                                               108,105          113,531
     Deferred financing fees - net of accumulated amortization of
         $674,229 and $562,727                                                 86,725          198,227
                                                                         ------------     ------------

                   Total other assets                                       3,929,330        4,366,358
                                                                         ------------     ------------

TOTAL ASSETS                                                             $ 24,366,201     $ 20,361,776
                                                                         ============     ============


       The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        December 31,       March 31,
                                                                            1999             1999
                                                                        ------------      ------------
                                                                         (unaudited)
CURRENT LIABILITIES
       Current portion of long-term debt and other debt                 $  1,323,751      $  1,379,139
       Current portion of capital lease obligations                           75,603           237,568
       Accounts payable - trade                                            6,330,091         3,744,514
       Income tax payable                                                     53,104            61,279
       Other current liabilities                                           1,024,595         1,085,619
       Accrued product liability                                              72,687           226,817
                                                                        ------------      ------------

              Total current liabilities                                    8,879,831         6,734,936
                                                                        ------------      ------------

LONG-TERM LIABILITIES
       Contingency for legal settlement                                    3,000,000         3,000,000
       Other long-term obligations                                            33,335                --
       Long-term debt, net of current portion                              8,837,736         6,904,552
       Long-term capital lease obligations                                   933,070           532,587
                                                                        ------------      ------------

       Total long-term liabilities                                        12,804,141        10,437,139
                                                                        ------------      ------------

              Total liabilities                                           21,683,972        17,172,075
                                                                        ------------      ------------

STOCKHOLDERS' EQUITY
       Preferred stock -- $.01 par value;
           1,000,000 shares authorized; none issued                               --                --
       Common stock -- $.01 par value; 8,000,000 shares authorized;
           4,400,210 shares issued and outstanding                            44,002            44,002
       Capital in excess of par                                           15,519,058        15,519,058
       Accumulated deficit                                               (12,880,831)      (12,373,359)
                                                                        ------------      ------------

              Total stockholders' equity                                   2,682,229         3,189,701
                                                                        ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 24,366,201      $ 20,361,776
                                                                        ============      ============




       The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                THREE MONTHS      THREE MONTHS      NINE MONTHS        NINE MONTHS
                                    ENDED             ENDED             ENDED             ENDED
                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                    1999              1998              1999              1998
                                ------------      ------------      ------------      ------------
Net sales                       $ 10,895,874      $ 10,844,056      $ 27,594,335      $ 25,339,295
Cost of goods sold                 7,572,965         7,583,354        18,312,057        18,017,298
                                ------------      ------------      ------------      ------------

  Gross profits                    3,322,909         3,260,702         9,282,278         7,321,997

Selling expenses                     792,228           993,070         2,565,006         2,636,482
Distribution, general and
 administrative expenses           2,039,989         2,554,459         6,275,676         7,069,718
                                ------------      ------------      ------------      ------------
                                   2,832,217         3,547,529         8,840,682         9,706,200
                                ------------      ------------      ------------      ------------
  Operating profit (loss)            490,692          (286,827)          441,596        (2,384,203)

Other expense (income)
  Interest expense                   308,599           232,119           827,774           488,312
  Gain on sale of assets                 (98)               --            (5,850)           (7,147)
  Other                              130,652            61,899           127,144            78,975
                                ------------      ------------      ------------      ------------
                                     439,153           294,018           949,068           560,140
                                ------------      ------------      ------------      ------------
Earnings (loss) before
 income tax expense
 (benefit)                            51,539          (580,845)         (507,472)     $ (2,944,343)

Income tax expense
 (benefit)                                --                --                --                --
                                ------------      ------------      ------------      ------------

Net earnings (loss)             $     51,539      $   (580,845)     $   (507,472)     $ (2,944,343)
                                ============      ============      ============      ============

Per share data (basic and
 diluted):

Basic earnings (loss per
 share)                         $       0.01      $      (0.13)     $      (0.12)     $      (0.72)
                                ============      ============      ============      ============

Diluted earnings (loss) per
 share                          $       0.01      $      (0.13)     $      (0.12)     $      (0.72)
                                ============      ============      ============      ============

Shares used in the
 calculation of per
 share amounts:
  Basic common shares              4,400,210         4,318,688         4,400,210         4,106,755

  Dilutive impact of stock
   options                                --                --                --                --
                                ------------      ------------      ------------      ------------

Diluted common shares              4,400,210         4,318,688         4,400,210         4,106,755
                                ============      ============      ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS       NINE MONTHS
                                                                          ENDED             ENDED
                                                                       DECEMBER 31,      DECEMBER 31,
                                                                           1999              1998
                                                                       ------------      ------------
Cash flows from operating activities                                   $   (507,472)     $ (2,944,343)
     Net loss
     Adjustments to reconcile net loss to net cash
         used in operating activities
         Gain on disposal of assets                                          (5,850)           (7,147)
         Depreciation and amortization                                      893,644           760,301
         Provision for returns and allowances                             1,468,982         2,190,161
         Provision for doubtful accounts                                    245,000           180,000
         Provision for obsolete inventory                                        --           268,167
         Changes in operating assets and liabilities
             Accounts receivable-trade                                   (3,144,090)       (3,748,142)
             Other receivables                                             (126,252)          419,208
             Inventories                                                 (2,886,584)       (3,048,647)
             Prepaid expenses                                               (94,814)          234,521
             Notes receivable and other assets                                3,332           (34,507)
             Accounts payable-trade                                       2,585,577         4,086,623
             Income tax payable                                              (8,175)         (177,500)
             Other current liabilities                                     (215,154)       (1,302,358)
                                                                       ------------      ------------

             Net cash used in operating activities                       (1,791,856)       (3,123,663)

Cash flows from investing activities
     Purchases of property and equipment                                    (31,911)         (588,569)
     Cash portion of acquisition of licenses rights and businesses               --        (3,575,000)
     Payments on note receivable                                                 --           121,523
     Proceeds from sale of assets                                             8,575            20,120
     Proceeds from sub-lease deposit                                         33,335                --
     Escrow receivable                                                           --         1,012,296
                                                                       ------------      ------------

             Net cash provided by (used in) investing activities              9,999        (3,009,630)

Cash flows from financing activities
     Net proceeds from long term debt                                     1,877,796         6,482,000
     Payments on capital lease obligations                                 (176,482)         (163,628)
                                                                       ------------      ------------

             Net cash provided by financing activities                    1,701,314         6,318,372

             Net increase (decrease) in cash                                (80,543)          185,079

Cash at beginning of period                                                 125,719           136,369
                                                                       ------------      ------------
Cash at end of period                                                  $     45,176      $    321,448
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

NOTE A-GENERAL

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

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                             ------------------------
                                                NINE MONTHS ENDED
                                                   DECEMBER 31,
                                             ------------------------
                                                1999          1998
                                             ----------    ----------
Interest paid                                $  676,998    $  268,688
Non-cash financing and investing
transactions:
Purchase of assets financed
by debt                                      $  415,000    $       --

In December 1999 the Company entered into a capital lease for $415,000 of additional computer equipment.

Shortly before March 1998 fiscal year-end, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line, which was sold in November 1997. The Company received another $818,000 from the customer during the quarter ended June 1998. During the quarter ended September 1998 the overpayment was reduced to $214,000 based on the customer's purchases of additional products from the Company. By the end of December 1998 the overpayment was eliminated by the customer's continued purchases of products from the Company.

NOTE C - INVENTORIES

                             December 31,        March 31,
                                 1999              1999
                             ------------      ------------
Raw materials                $    345,873      $    857,612
Finished goods                 10,426,454         7,548,291
Reserve for obsolescence       (1,026,057)       (1,546,217)
                             ------------      ------------
                             $  9,746,270      $  6,859,686
                             ============      ============

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE D - NOTES PAYABLE AND LONG TERM DEBT

The Company currently has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 1999 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of December 31, 1999 there was a $8,758,000 outstanding balance and availability under the line was $699,000. The Company is in default on a certain financial covenant, specifically tangible net worth and the Company and the lender have agreed to restate this financial covenant for future periods. The Company's ability to utilize the credit facility is predicated on future levels of accounts receivable and inventory and the forbearance of the lender regarding covenants. If the loan is matured, the Company would seek alternative financing; but there is no guarantee the Company would be successful in obtaining this financing. This action would have a materially adverse effect on the Company.

In October 1998 the Company issued a convertible subordinated note payable for $1,400,000 with a five-year term requiring quarterly payments pursuant to an asset purchase agreement with The Step Company. The balance of the note on December 31, 1999 was $1,165,000. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

NOTE E - INCOME TAXES

The Company's effective income tax rates for the three and nine months ended December 31, 1998 and 1999 was 0% based on utilization of a tax loss carry-forward (and lack of income). At December 31, 1999 the Company had net operating losses available to offset future taxable income of approximately $8.3 million which begin expiring in 2011.

NOTE F - COMMITMENTS AND CONTINGENCIES

Cause No. 96-02952; Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, Michael J. Beck, John L. Maguire, William Blair & Company, Rauscher Pierce Refsnes, Inc. and Grant Thornton, L.L.P.; in the 68th Judicial District Court of Dallas County, Texas:

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants) are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. Further, Grant Thornton has cross claimed against the underwriter and against

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE F - COMMITMENTS AND CONTINGENCIES-CONTINUED

the Company, Glenn D. Bollinger and Bobby D. Bollinger generally seeking contribution. Curtis D. Logan was released from the lawsuit and has cross claimed against the Company for a combined indemnity and recovery of legal fees in excess of $250,000.

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

Civil Action No. 3:96C-V-0823-R; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan, and Michael J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division:

The Company, Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan and Michael
J. Beck are defendants in a lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated in the 68th Judicial District Court of Dallas County, Texas. Curtis D. Logan was released from this lawsuit and has cross claimed against the Company for a combined indemnity and recovery of legal fees in excess of $250,000.

Although the substantive terms of a memorandum of settlement had been mutually agreed to by the Company and counsel for the plaintiffs as of June 30, 1999, the plaintiffs withdrew the negotiated settlement offer. This action is not currently scheduled for trial however the Company has appealed the class certification, which is pending. See "Part II - Other Information, Item 1. Legal Proceedings."

In March 1999 the Company recorded a contingent liability of $3,000,000 in anticipated settlement of both the Suntrust action and the STI action mentioned above.

An investigation of the Company's Employee Stock Ownership Plan (the "ESOP") has been pending before the U.S. Department of Labor ("USDoL") since 1996. Assets of the ESOP are held in the Company's 401(k) Plan, which is the successor to the ESOP. The USDoL had asserted various breaches of fiduciary duties by the Company and the Plan trustees arising out of the administration of the ESOP. During the quarter ended December 31, 1999 the Company entered into a closing agreement with the USDoL that allows for the continuation of the Plan provided the Company completes certain corrective measures resulting from the 1994 time period. Accordingly the Company has accrued $114,000 to be deposited into the Plan in two installments in January 2000 and January 2001.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE F - COMMITMENTS AND CONTINGENCIES-CONTINUED

The Internal Revenue Service ("IRS") has examined the Company's Employees Retirement Plan and Trust (the "Plan"). In order to maintain its tax exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Based on the audit of the 1994 plan year, the IRS proposed to disqualify the Plan for purposes of Section 401(a) of the Code. The Company filed a protest of the proposed disqualification, which was reviewed by the Appeals Division of the IRS. During the quarter ended December 31, 1999 the Company entered into a closing agreement with the IRS that allows for the continuation of the Plan provided the Company completes certain corrective measures resulting from the 1994-1995 time period including the payment of $52,000 which was deposited into the Plan in October 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 1999 and March 31, 1998; the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1998, September 30, 1998, December 31, 1998, June 30, 1999 and September 30, 1999; and the consolidated financial statements and related notes for the quarter ended December 31, 1999 found elsewhere in this report.

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998

Net sales increased for the quarter ended December 31, 1999 by $52,000 on a comparative basis with the prior year, an increase of 0.5%. Net sales increased for the nine months by $2,255,000 on a comparative basis with the same period of the prior year, an increase of 8.9%. The increase in net sales resulted primarily from acquisitions completed in October 1998 and the renewed placement of the Company's products by a major mass retailer.

Gross profits as a percent of net sales increased to 30.5% in the quarter ended December 31, 1999 from 30.1% in the quarter ended December 31, 1998. Gross profits as a percent of net sales increased to 33.6% in the nine months ended December 31, 1999 from 28.9% in the nine months ended December 31, 1998. The improvement was primarily due to improved pricing from overseas vendors and better controls over customer returns, allowances and related expenses partially offset by increased freight costs.

Selling expenses for the quarter ended December 31, 1999 decreased by $201,000 as compared to the quarter ended December 31, 1998, and decreased as a percentage of net sales to 7.3% from 9.2%. The dollar and percentage decrease in selling expense was primarily related to lower salary and advertising expenses partially offset by higher commission and royalty expenses. Selling expenses for the nine months ended December 31, 1999 decreased by $71,000 as compared to the nine months ended December 31, 1998, and decreased as a percentage of net sales to 9.3% from 10.4%. The dollar decrease in selling expense was primarily related to lower salaries while the percentage decrease was related to expenses that vary with increased sales in the current year.

Distribution, general and administrative expenses for the quarter ended December 31, 1999 decreased by $514,000 as compared to the quarter ended December 31, 1998, and decreased as a percentage of net sales to 18.7% in 1999 from 23.6% in 1998. Distribution, general and administrative expenses for the nine months ended December 31, 1999 decreased by $794,000 as compared to the same period in 1998 and decreased as a percentage of net sales to 22.7% from 27.9%. The decrease in distribution, general and administrative expenses for both the three month and the nine month periods resulted from lower legal costs and lower salaries partially offset by increased bad debts, depreciation and amortization expenses associated with the October 1998 acquisitions.

The Company generated an operating profit of $491,000 for the quarter ended December 31, 1999, as compared to an operating loss of $287,000 in the same quarter in 1998. As a percentage of net sales, the operating profit increased to 4.5% in 1999 from (2.6%) in 1998. The Company generated an operating profit of $442,000 for the nine months ended December 31, 1999 as compared to an operating loss of $2,384,000 in the same period of 1998. As a percentage of net sales, the operating profit increased to 1.6% in 1999 from (9.4%) in 1998.

Interest expense for the quarter ended December 31, 1999 was $309,000 compared to $232,000 for the same quarter in 1998. Interest expense for the nine months ended December 31, 1999 was $828,000 compared to $488,000 for the same period in 1998. The increase in interest expense was primarily due to increased borrowings to fund acquisitions made in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of outside financing in the past several years has been short-term borrowings from banks and asset-based lenders. Net cash used in operating activities for the nine months ended December, 1999 was $1,792,000 compared to cash used in operating activities for the same period in 1998 of $3,124,000. The $1,332,000 improvement in net cash provided by operating activities was primarily from the reduction of operating loss in the current year. Shortly before the fiscal year end on March 31, 1998, the Company received $1,125,000 in cash from a major customer that should have been properly payable to the purchaser of the trampoline product line, which was sold in November 1997. The Company received another $818,000 from the customer during the quarter ended June 1998. During the quarter ended September 1998 the overpayment was reduced to $214,000 based on the customer's purchases of additional products from the Company. By the end of December 1998 the overpayment was eliminated by the customer's continued purchases of products from the Company.

The Company has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 1999 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of December 31, 1999 there was a $8,758,000 outstanding balance and availability under the line was $699,000. The Company is in default on a certain financial covenant, specifically tangible net worth and the Company and the lender have agreed to restate this financial covenant for future periods. The Company's ability to utilize the credit facility is predicated on future levels of accounts receivable and inventory and the forbearance of the lender regarding covenants. If the loan is matured, the Company would seek alternative financing; but there is no guarantee the Company would be successful in obtaining this financing. This action would have a materially adverse effect on the Company.

In October 1998 the Company issued a convertible subordinated note payable for $1,400,000 with a five-year term requiring quarterly payments pursuant to an asset purchase agreement with The Step Company. The balance of the note on December 31, 1999 was $1,165,000. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

Outstanding loan balances in the quarter ended December 31, 1999 bore interest at a rate of 10.4% compared to an approximate rate of 9.4% for the quarter ended December 31, 1998.

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

The Company generated operating profits for the nine months ended December 31, 1999 but suffered net losses for the same period. Nothing contained in these financial statements or in

Management's Discussion and Analysis of Financial Condition and Results of Operations should be interpreted as a guarantee of future earnings or a change in financial condition. The actual results of the Company could differ materially from the statements found in this section and elsewhere in this Report.

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

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Curtis D. Logan (former CFO), Michael J. Beck (former CAO), John L. Maguire (Director), William Blair & Company (former underwriters of initial public offering), Rauscher Pierce Refsnes, Inc. (former underwriters of initial public offering) and Grant Thornton, L.L.P. (former independent accountants) are defendants in a lawsuit filed on March 22, 1996, by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. Further, Grant Thornton has cross claimed against the underwriters, and against the Company, Glenn D. Bollinger and Bobby D. Bollinger, generally seeking contribution. Curtis D. Logan was released from the lawsuit and has cross claimed against the Company for a combined indemnity and recovery of legal fees in excess of $250,000.

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

The Company, Glenn D. Bollinger, Bobby D. Bollinger, Curtis D. Logan and Michael
J. Beck are defendants in a lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Curtis D. Logan was released from this lawsuit and has cross claimed against the Company for a combined indemnity and recovery in excess of $250,000. As with the similar suit mentioned above, although the substantive terms of a memorandum of settlement had been mutually agreed to by the Company and counsel for the plaintiffs as of June 30, 1999, the plaintiffs subsequently withdrew the negotiated settlement offer. This action is not currently scheduled for trial however the Company has appealed the class certification, which is pending.

An investigation of the Company's Employee Stock Ownership Plan (the "ESOP") has been pending before the U.S. Department of Labor ("USDoL") since 1996. Assets of the ESOP are held in the Company's 401(k) Plan, which is the successor to the ESOP. The USDoL had asserted various breaches of fiduciary duties by the Company and the Plan trustees arising out of the administration of the ESOP. During the quarter ended December 31, 1999 the Company entered into a closing agreement with the USDoL that allows for the continuation of the Plan provided the Company completes certain corrective measures resulting from the 1994 time period. Accordingly the Company has accrued $114,000 to be deposited into the Plan in two installments in January 2000 and January 2001.

The Internal Revenue Service ("IRS") has examined the Company's Employees Retirement Plan and Trust (the "Plan"). In order to maintain its tax exempt status, the Plan must comply with certain tests and limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Based on the 1994 plan year audit, the IRS proposed to disqualify the Plan for purposes of Section 401(a) of the Code. The Company filed a protest of the proposed disqualification, which was reviewed by the Appeals Division of the IRS. During the quarter ended December 31, 1999 the Company entered into a closing agreement with the IRS that allows for the continuation of the Plan provided the Company completes certain corrective measures resulting from the 1994-1995 time period including the payment of $52,000 which was deposited into the Plan in October 1999.

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

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             11       Computation of Earnings Per Share

             27       Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BOLLINGER INDUSTRIES, INC.




Date:  February 14, 2000                  /s/ Glenn D. Bollinger
       -------------------------         ---------------------------------------
                                             Glenn D. Bollinger
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)




Date: February 14, 2000                   /s/ Rose Turner
       -------------------------         ---------------------------------------
                                             Rose Turner
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, Chief
                                             Operating Officer Treasurer and
                                             Secretary
                                             (Principal Financial and Operating
                                             Officer)



Date: February 14, 2000                   /s/ Floyd DePauw
       -------------------------         ---------------------------------------
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

       27          Financial Data Schedule