Form 10-K
period 2000-03-31
BOLLINGER INDUSTRIES INC
filed 2000-06-28
CIK 912894

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

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

            Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 22, 2000 was $797,953.00.

The number of shares of common stock of the registrant outstanding on May 22, 2000 was 4,400,210.


================================================================================

                                TABLE OF CONTENTS

  ITEM                                                                                                               PAGE
  ----                                                                                                               ----
                                                         PART I

       1.    Business.........................................................................................          1
       2.    Properties.......................................................................................          4
       3.    Legal Proceedings................................................................................          4
       4.    Submission of Matters to a Vote of Security Holders..............................................          6

                                                          PART II

       5.    Market for Registrant's Common Equity and Related Stockholder Matters ...........................          7
       6.    Selected Financial Data..........................................................................          7
       7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................................          9
      7A.    Quantitative and Qualitative Disclosures About Market Risk.......................................         16
       8.    Financial Statements and Supplemental Data.......................................................         17
       9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.......................................................................................         17

                                                         PART III

      10.    Directors and Executive Officers of the Registrant...............................................         18
      11.    Executive Compensation...........................................................................         20
      12.    Security Ownership of Certain Beneficial Owners and Management...................................         21
      13.    Certain Relationships and Related Transactions...................................................         23

                                                          PART IV

      14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................         24

                                     PART I

ITEM 1.  BUSINESS.

         Bollinger Industries, Inc. (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1993, is a leading U.S. based supplier of consumer fitness products. Use of fitness products and equipment is important for the health and well being of many American consumers. "For many Americans, home exercise equipment is now seen as an amenity, a possession that contributes to the quality of life." according to the Sporting Goods Manufacturers Association in a recent publication. American adults are primarily interested in home exercise to improve their health. "For a growing portion of the population, vanity is no longer the dominant motivation for exercising. Equally important goals are health and quality of life, " according to Greg Hartley of the Fitness Products Council. Almost fifty million American adults own or use home exercise equipment at least once a week according to a study by American Sports Data Inc. The home exercise category, in which the Company operates, is focused on those issues that prompt most Americans to purchase equipment and accessories for home use; privacy, convenience and safety.

COMPANY AND INDUSTRY OVERVIEW

         In recent data released by the Fitness Products Council, sales of fitness equipment rose to the $3.6 billion mark in 1999, pushed by the sales of innovative home products. Additionally, exercise equipment is now the largest selling category of sporting goods equipment as ranked by the Sporting Goods Manufacturers Association, ahead of golf ($2.6 billion at wholesale), outdoor ($1.8 billion) and water sports ($0.5 billion). The Fitness Products Council further segments the fitness equipment market into equipment categories; treadmills, aerobic riders, cross country ski machines, home gyms, stationary bicycles, free weights, benches, stair climbing machines, abdominal trainers, and "all other". The Company currently has product offerings in several of these categories, primarily stationary bicycles, free weights, abdominal trainers and "all other". The total market for the specific categories in which the Company offers products at wholesale was in excess of $800 million for 1999.

PRODUCTS AND MARKETS

         The Company imports and sells a complete line of over 800 fitness accessory products and pieces of fitness equipment, including free weights such as barbells, dumbbells, weight lifting bars, and weight sets, stationary bicycles and kinetic exercise stands, abdominal trainers, weightlifting belts and gloves, exercise mats, reducing belts, suits and shorts, ankle and wrist weights, aerobic steps, therapeutic magnets, hand exercisers, supports and support belts, and jump ropes. Additionally, with the purchase of the Multi-Grip(TM) product line in October 1998 the Company added a line of boxing accessories and with the addition of The Step(TM) license expanded the product offering in aerobic step products. The majority of the Company's products (with the exception of the stationary bicycles and kinetic exercise stands) retail for less than $20.00.

         In addition to the Bollinger(R) design trademark, the Company's fitness accessories are sold under various trademarks to promote consumer identification and coordinate affiliated products. Weightlifting products include StarLock(C) weightlifting systems and BrightBells(C)(TM) dumbbells. Aerobics items include the FlexStep(TM) and SoftStep(TM) low impact aerobic steps and RibMat(TM) exercise mats. Solar(TM) trimming products, Softone(C) wrist weights, and Exergrip(TM) strengthening putty are examples of other fitness accessory products available through the Company. In addition, the Company markets a complete line of accessory and boxing products under the Multi-Grip(TM) trademark and a full assortment of aerobic step products under the original The Step(TM) mark.

         The Company markets its fitness accessories primarily to mass retailers, which include discount chains, department stores, sporting goods retailers and sports superstores, warehouse clubs and direct response television. In fiscal 2000, 1999 and 1998, the Company served approximately 535 accounts, although the Company's ten largest fitness accessory customers accounted for approximately 86%, 87% and 91% of the Company's total net sales in those years, respectively. In fiscal 2000 Wal-Mart accounted for 33% of gross sales, KMart accounted for 20% of gross sales and The Sports Authority accounted for 17% of gross sales. Examples of discount chain customers include Wal-Mart and KMart. The mass retailer category also encompasses catalog customers like J.C. Penney. Sporting goods retailers and sports superstore customers include The Sports Authority, Oshman's Sporting Goods, H. Modell & Company, and Academy Sports. QVC and The Home Shopping Network are shop-at-home cable television networks that provide a direct response television outlet for the Company. Wal-Mart, KMart and Oshman's have been customers of the Company for approximately 20 years. The loss of one or more of the major customers could have a material adverse impact on the Company.

         Quality is an important element of the Company's merchandising strategy. To convey the image of quality to the consumer, the Company uses a merchandising approach that emphasizes quality through easily recognizable packaging and graphics. The Company, known for its bright, innovative, consistent packaging approach, has introduced a major packaging update to reflect the changing consumer color and style preferences. "Innovation is the hallmark of the fitness movement" according to John Riddle, President of the Sporting Goods Manufacturers Association and the Company's often imitated package style plays an important part in the overall perception of innovation.

         The Company employs a "program" approach in marketing and selling its products to retailers. The products are presented to retailers as part of an integrated line rather than as single items. The Company offers program management services to help retail customers maximize results from the presentation, merchandising, and sale of its products. These services include helping to plan product mix and merchandising the product, and providing responsive inventory management. The Company provides graphic representations of planograms customized to the retailers store layout and consumer demographics. The depth and diversity of the Company's product line makes such presentations possible, and enhances the Company's ability to present complete category merchandising programs to retailers. The Company analyzes and validates its recommendations with product tracking and store level research.

PRODUCT SOURCING

         The Company sources its products globally, with the lowest cost, highest quality providers from around the world. The Company currently imports from China, Taiwan, Pakistan, Thailand, Malaysia and Mexico. The Company's imported products are packaged in custom packaging designed and monitored by the Company.

         During fiscal 2000 approximately 9% of the Company's net sales were derived from products manufactured domestically, although not in Company-owned facilities, as compared to approximately 13% and 24% in fiscal 1999 and 1998, respectively.

SALES

         The Company uses in-house sales personnel and independent sales representatives to market its products. In-house personnel are responsible for overseeing the independent representatives and for direct sales to major customers. The independent sales representatives work on a commission-only basis, and specialize in the sale of sporting goods products to mass retailers. The independent sales representatives market a variety of sporting goods and therefore generally have strong relationships with the trade customers. The in-house sales personnel and the independent sales representatives coordinate with the Company's marketing department to produce a unified marketing and sales effort. The Company's executive officers directly manage the accounts of the largest customers and focus on the development of new customers.

         The majority of the Company's sales efforts are concentrated in the United States and Canadian markets with international sales coordinated through a distributor. International sales for fiscal 2000, excluding Canada, were de minimis.

PRODUCT DEVELOPMENT

         The Company focuses on creating, obtaining and developing new and innovative products and product ideas. The Company also regularly evaluates its existing products to determine how they may be repositioned to enhance the Company's competitive position in the marketplace. Additionally, the Company frequently reviews new product ideas submitted to it, and enters into licensing or distributing agreements for those items that are proprietary in nature or represent significant placement opportunities in retail stores. New products and product ideas are derived from individual inventors, small companies that do not have sufficient capability or the relationships with mass retailers needed to market a new product, or consumers who submit new ideas based on personal experience. Once the Company has identified a product that it decides to distribute and market, it determines appropriate sourcing for the product to ensure both quality and low manufacturing costs. The Company's product lines currently include more than 800 fitness products.

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

         The Company believes its principal competitors are large fitness equipment manufacturers, which also sell fitness accessory products, smaller importers, which offer a more limited assortment of products than the Company, and some of the Company's mass merchandiser customers that have overseas buying offices and direct importing capabilities. There are relatively few barriers to entry into the fitness accessory products market.

         The Company believes that one of the largest fitness and exercise equipment manufacturers is Icon Health & Fitness, Inc. ("Icon"), which markets products under the brand names of Weslo, Healthrider, Weider, Nordic Trac and ProForm. Icon offers, among many other items, a line of packaged fitness accessory products similar to the Company's fitness accessory products. Although the Company believes that the majority of Icon's sales come from treadmills, exercise machines, and weight benches. Icon competes directly with the Company for sales of a large number of hand-held fitness accessory products. The Company believes that Icon has larger net sales than the Company.

PATENTS AND TRADEMARKS

         The Company has rights to a number of patented inventions, trademarks and trade names used in connection with the sale and marketing of its products. The Company does not believe it infringes on any patent, trademark or trade name rights.

         The Company currently owns and protects the rights to a number of U.S. patents and additionally has a number of exclusive and nonexclusive licenses under various other U.S. patents. It does not hold any foreign patents. The Company does not view any single patent as critical to its business and most of its patents or trademarks extend (with renewal options) over the next five to twenty years. The Company believes its ability to offer a large number of patented or unique products enhances its overall product offering.

         The Company owns a number of trademarks and has licensed the use of additional trademarks in the U.S. The Company intends to protect such trademarks to the fullest extent practicable. The Company has registered its trademarks in a number of foreign countries.

EMPLOYEES

         As of March 31, 2000 the Company employed 95 persons on a full-time basis (including 33 leased and 1 contract), of which 59 employees were engaged in receiving, purchasing, warehousing, and shipping activities, and 36 employees were engaged in sales, customer service, accounting, information technology, and other administrative functions. In addition, the Company, from time to time, uses part-time workers and/or contract labor. None of the Company's employees are represented by a union, and the Company believes relations with its employees are good.

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

ITEM 2.  PROPERTIES.

         The Company leases approximately 300,000 square feet of space in Grand Prairie, Texas, which is currently used as the corporate offices and houses the Company's accounting and sales staff, as well as the main warehouse and shipping facility. The lease on this facility expires May 1, 2004 and contains a renewal option to extend the lease for an additional three years. Subsequent to the end of fiscal 1999, the Company reduced its leased space by subleasing approximately 45,000 square feet in its main facility. This sublease runs concurrent with the Company's existing lease. The Company believes the current facility in Grand Prairie, Texas, after the sublease, is adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS.

         Cause No. 96-02952; Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Michael J. Beck, John L. Maguire, and Grant Thornton, L.L.P.; in the 191st (originally filed in the 68th Judicial District Court) Judicial District Court of Dallas County, Texas (the "Suntrust Lawsuit"):

         The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Michael J. Beck (former CAO), John L. Maguire (Director), and Grant Thornton, L.L.P. (former independent accountants) are defendants in a securities fraud lawsuit filed on March 22, 1996 by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. This lawsuit was filed as a class action on behalf of those who purchased securities through a public offering of the Company's stock, alleging that the price of the stock was artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Further, Grant Thornton has cross claimed against the underwriters, and against the Company, Glenn D. Bollinger and Bobby D. Bollinger, generally seeking contribution.

         The case has been transferred to the 191st Judicial District Court and the trial is currently stayed, pending an appeal of the class certification filed by Grant Thornton and the Bollinger parties. The Appellants' Briefs of Grant Thornton and the Bollinger parties are due to be filed by June 30, 2000. The Company believes that it has several meritorious defenses to Plaintiffs' claims. This case continues to be mediated through the ongoing efforts of a mediator.

         Civil Action No. 3:96C-V-0823-L; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, and Michael J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division (the "STI Lawsuit"):

         The Company, Glenn D. Bollinger, Bobby D. Bollinger, and Michael J. Beck are defendants in a lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Like the Suntrust lawsuit, this lawsuit was also filed as a class action on behalf of a class of persons who purchased securities issued by the Company at prices which allegedly were artificially inflated and maintained in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 thereunder. A class certification has been granted by the court. The Defendants dispute the claims and are contesting the claims vigorously. The Plaintiffs have filed a Motion for Partial Summary Judgment against Bollinger Industries, Inc., which has been briefed and is currently pending. The case is currently not set for trial, and through the efforts of a mediator, mediation is ongoing.

         Civil Action No. 00-1842-J Curtis Logan v. Bollinger Industries, Inc., In the 191st Judicial District Court, Dallas County Texas ("the Logan Lawsuit"):

         Logan's cross-claim for indemnity against the Company was severed after the Court granted summary judgment as to liability on Logan's indemnity claims, plus his attorneys' fees and expenses, and this case is the result. Settlement negotiations have produced a Rule 11 Agreement which was executed subsequent to March 31, 2000 for $150,000.

         An investigation of the Company's Employee Stock Ownership Plan (the "ESOP") had been pending before the U.S. Department of Labor ("USDoL") since 1996. Assets of the ESOP are held in the Company's 401(k) Plan, which is the successor to the ESOP. The USDoL had asserted various breaches of fiduciary duties by the Company and the Plan trustees arising out of the administration of the ESOP. During the quarter ended December 31, 1999 the Company entered into a closing agreement with the USDoL that allows for the continuation of the Plan provided the Company completes certain corrective measures resulting from the 1994 time period, including a payment of $114,094 into the Plan, with the first installment in the amount of $48,547 paid into the Plan and the balance due in January 2001. Accordingly, the Company deposited the first installment payment of $48,547 into the Plan in January 2000.

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

         In connection with an investigation by the Securities and Exchange Commission, in September 1996 the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed not to act as a director or officer of a registered or reporting entity in the future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is currently traded on the Bulletin Board. The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the Common Stock.

                                                            PRICE RANGE
                                        ------------------------------------------------------
                                           FISCAL 2000                      FISCAL 1999
                                        --------------------           -----------------------
                                        HIGH            LOW            HIGH               LOW
                                        -----          -----           -----             -----
      First Quarter ..................  $ .75          $ .34           $1.13             $ .63
      Second Quarter .................    .72            .28             .88               .25
      Third Quarter ..................    .53            .25             .75               .38
      Fourth Quarter .................    .56            .25             .63               .31


         As of May 22, 2000 there were approximately 62 holders of record of the Common Stock.

         The Company has not paid cash dividends on its Common Stock since its inception. The Company's board of directors does not anticipate payment of any cash dividends by the Company in the foreseeable future and such payments are restricted by agreements with its primary lender.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected historical financial data presented below is derived from the consolidated financial statements of the Company. The consolidated financial is derived from the historical consolidated financial statements of the Company, which have been audited by King Griffin & Adamson P.C. for the past five fiscal years. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes included elsewhere in this Report.

                                                                                     FISCAL YEAR ENDED MARCH 31,
                                                                  ----------------------------------------------------------------
                                                                    2000        1999(3)        1998(3)        1997          1996
                                                                  --------      --------      --------      --------      --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
Net sales ...................................................     $ 38,387      $ 33,824      $ 58,794      $ 82,599      $ 80,300
Cost of goods sold ..........................................       25,767        24,476        47,803        69,723        62,197
                                                                  --------      --------      --------      --------      --------

     Gross profit ...........................................       12,620         9,348        10,991        12,876        18,103

Selling expenses ............................................        3,497         3,532         4,890         6,879         7,877
Distribution, general and administrative expenses ...........        8,384         9,428         9,963        11,506        12,115
Restructuring of operations .................................           --            --            --            --         3,960
                                                                  --------      --------      --------      --------      --------

                                                                    11,881        12,960        14,853        18,385        23,952
                                                                  --------      --------      --------      --------      --------

    Operating profit (loss) .................................          739        (3,612)       (3,862)       (5,509)       (5,849)

Other expense (income)
    Interest expense ........................................        1,201           774         1,749         2,552         2,252
    Gain on sale of assets ..................................          (17)           (9)      (11,248)           --            --
    Contingency for legal settlement ........................           --         3,000            --            --            --
    Other ...................................................          126           121           (55)          (50)         (105)
                                                                  --------      --------      --------      --------      --------
                                                                     1,310         3,886        (9,554)        2,502         2,147
                                                                  --------      --------      --------      --------      --------

    Earnings (loss) from continuing operations
            before income tax expense (benefit) .............         (571)       (7,498)        5,692        (8,011)       (7,996)

Income tax expense (benefit) ................................           --            --           226           (92)       (1,135)
                                                                  --------      --------      --------      --------      --------

    Earnings (loss) from continuing operations (1) ..........         (571)       (7,498)        5,466        (7,919)       (6,861)

Discontinued operations
   Earnings (loss) from operations net of income
       tax benefit ..........................................           --            --            --            --          (592)
  Gain (loss) on disposal, net of income tax
       benefit including a $1,199,118 provision
       for operating losses during phase out
       period in 1996 .......................................           --            --            --           478          (770)
                                                                  --------      --------      --------      --------      --------

  Earnings (loss) from discontinued operations(2) ...........           --            --            --           478        (1,362)
                                                                  --------      --------      --------      --------      --------

 Net earnings (loss) ........................................     $   (571)     $ (7,498)     $  5,466      $ (7,441)     $ (8,223)
                                                                  ========      ========      ========      ========      ========

 Per share data (basic):
   Earnings (loss) from continuing operations ...............     $  (0.13)     $  (1.79)     $   1.37      $  (1.98)     $  (1.85)
                                                                  ========      ========      ========      ========      ========

   Net earnings (loss) ......................................     $  (0.13)     $  (1.79)     $   1.37      $  (1.86)     $  (2.22)
                                                                  ========      ========      ========      ========      ========

 Weighted average common and common equivalent
   shares outstanding .......................................        4,400         4,179         4,000         4,000         3,710
                                                                  ========      ========      ========      ========      ========

                                                                          MARCH 31,
                                                  -------------------------------------------------------
                                                   2000       1999(3)     1998(3)      1997        1996
                                                  -------     -------     -------     -------     -------
BALANCE SHEET DATA
Working capital .............................     $ 8,065     $ 7,463     $ 8,839     $15,994     $ 8,322
Total assets ................................      24,198      20,362      17,001      38,389      58,381
Total long term debt and capital leases .....       9,615       7,437         815      15,642         577
Total debt and capital leases ...............      11,029       9,054       1,170      18,483      23,260
Stockholders' equity ........................       2,619       3,190      10,487       5,021      12,463

----------

(1) The Company sold substantially all of the assets of the Healthcare Division during September 1996. Earnings from continuing operations does not reflect the results of operations for the Healthcare Division.

(2)    Represents results of discontinued operations of the Healthcare Division.

(3) On November 21, 1997 the Company disposed of its Trampoline Products line.

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

PROFITABILITY

         The Company took an important step forward in fiscal 2000 by achieving operating profitability.

         The Company generated operating income of $739,000 in fiscal 2000 compared to an operating loss of $3,612,000 in fiscal 1999 and a loss of $3,862,000 in fiscal 1998. This significant milestone for the Company reflects the cost cutting measures and gross margin improvements that have been undertaken in the last few years.

         In fiscal 1999 the Company identified three major steps important to the Company's future:

         o        Final settlement of the shareholder lawsuits (see "Item 3.
                  Legal Proceedings.")

         o Securing placement of a substantial program with a major mass merchandiser

         o        Securing additional capital to fund future acquisitions

         While it appeared settlement of the Suntrust and STI lawsuits was imminent at the time of filing of the Form 10-K for the fiscal year ended March 31, 1999, the settlement process stalled shortly thereafter. Several attempts have been made to revitalize these negotiations but, to date, a settlement has not been reached. Without a settlement of the shareholder lawsuits, it is unlikely the Company will be able to secure additional capital to fund future acquisitions.

         The Company obtained placement of a substantial program with a major mass merchandiser in July 1999. This program contributed directly to the increase in net sales of $4.6 million from fiscal 1999 to fiscal 2000.

         NET SALES: Sales of the Company's fitness accessory line improved substantially in fiscal 2000 due to the addition of a major mass merchandiser and expanded programs at several other retailers.

         COST OF SALES AND GROSS MARGIN: The Company experienced improved margins due to lower inventory acquisition costs made possible by aggressive purchasing and by stringent controls on customer returns and allowances. The blended effect of these items was a 5.3% improvement in gross margin from fiscal 1999 to fiscal 2000 and a dollar improvement of $3.3 million. The Company believes that continuing to source its products from the lowest cost and highest quality providers, as well as continuing to aggressively manage customer returns, will enable it to maintain gross margins in fiscal 2001, and further believes the addition of new product offerings should improve sales volume.

         DISTRIBUTION, SELLING, AND GENERAL AND ADMINISTRATIVE EXPENSES: During fiscal 2000 the Company continued to see improvements in the fixed costs associated with general operations. The Company reduced distribution, selling, and general and administrative expenses in fiscal 2000 by $1.1 million after a $1.9 million improvement the year before. The majority of this improvement in fiscal 2000 came from a reduction in legal fees. Additionally, the Company installed a fully integrated computer system in fiscal 1999 which provides faster access to critical information with less manual and clerical intervention, the effect of which is to continue to lower costs through reduced staffing, improved inventory management and knowledge of the customers ordering patterns.

ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

         Effective October 1, 1998 Bollinger Industries L.P. acquired certain inventory, accounts receivable and trademarks from Self Image Sports and Fitness Co., Inc. (d.b.a. Multi-Grip), a Tennessee corporation. The purchase price for these assets was approximately $1,500,000 in cash (after settlement of receivables) and 100,000 shares of the Company's restricted Common Stock.

         Additionally, effective October 1, 1998 Bollinger Industries L.P. entered into various agreements with The Step Company, a Georgia corporation. These agreements provide for the license or sublicense of various fitness related products and concepts in exchange for cash and a note of $3,575,000, 300,000 shares of the Company's restricted Common Stock and a consulting and non-compete agreement with annual payments in the initial five year term and performance based renewal provisions.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items derived from the Company's consolidated statements of operations expressed as a percentage of net sales. The trends in sales or earnings illustrated in the following table may not be indicative of future results.

                                                                                   PERCENTAGE INCREASE
                                                      PERCENTAGE OF NET SALES          (DECREASE)
                                                    ---------------------------    -------------------
                                                                                    FISCAL     FISCAL
                                                    FISCAL YEAR ENDED MARCH 31,      2000       1999
                                                                                       OVER FISCAL

STATEMENT OF OPERATIONS                             2000       1999        1998     1999         1998
                                                    -----      -----      -----    -------     -------
Net sales .....................................     100.0      100.0      100.0        13       (42)
Cost of goods sold ............................      67.1       72.4       81.3         5       (49)
                                                    -----      -----      -----
     Gross profit .............................      32.9       27.6       18.7        35       (15)

Selling expenses ..............................       9.1       10.4        8.3        (1)      (28)
Distribution  general and administrative
    expenses ..................................      21.9       27.9       17.0       (11)       (5)
                                                    -----      -----      -----
                                                     31.0       38.3       25.3        (8)      (13)
                                                    -----      -----      -----
     Operating profit (loss) ..................       1.9      (10.7)      (6.6)      120        (6)

Interest expense ..............................       3.1        2.3        3.0        55       (56)
Gain on sale of assets ........................       0.0        0.0      (19.2)       94      (100)
Contingency for legal settlement ..............       0.0        8.9        0.0      (100)      100
Other expense (income)-net ....................        .3         .3       (0.1)        4       320
                                                    -----      -----      -----
                                                      3.4       11.5      (16.3)       66       141
     Earnings (loss) from operations before
       income tax expense (benefit) ...........      (1.5)     (22.2)       9.7        92      (232)
Income tax expense (benefit) ..................       0.0        0.0        0.4       0.0      (100)
                                                    -----      -----      -----

     Earnings (loss) from operations ..........      (1.5)     (22.2)       9.3        92      (237)
                                                    =====      =====      =====

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         The Company sells fitness accessory products under a variety of brand names, in addition to the Bollinger(R) design trademark.

         Net sales in fiscal 2000 increased by approximately $4,563,000 from fiscal 1999, an increase of 13.5%. The placement of a complete Bollinger product line in a major mass merchandiser account contributed directly to the increase in sales.

         Returns and deductions from customers ranged from a low of approximately 4% of sales in the first quarter to a high of approximately 8% in the fourth quarter, with an average of 6% for the year. This is in line with fiscal 1999 and represents an improvement over years prior to fiscal 1999.

         Gross profit for Fitness Accessory Products in fiscal 2000 improved by approximately $3.3 million over fiscal 1999, and increased as a percentage of net sales from 27.6% in fiscal 1999 to 32.9% in fiscal 2000, an increase of 5.3%. The improvement in gross margin was due to aggressive purchasing from suppliers, improved control of customer returns and deductions, and effective inventory monitoring controls.

         Selling expenses for fitness accessory products in fiscal 2000 decreased by approximately $35,000 compared to fiscal 1999 and decreased as a percentage of net sales of Fitness Accessory Products from 10.4% in fiscal 1999 to 9.1% in fiscal 2000. The dollar decrease in selling expense is the net effect of higher royalties and commissions on higher sales and the reduction of sales salaries for a portion of the year.

         Distribution, general and administrative expenses for fitness accessory products decreased by approximately $1,044,000 in fiscal 2000 compared to fiscal 1999 and decreased as a percentage of net sales from 27.9% in fiscal 1999 to 21.8% in fiscal 2000. The decrease in distribution, general and administrative expenses resulted from the reduction of legal fees paid to defend the shareholder lawsuits. In addition, distribution, general and administrative expenses were lower than the previous fiscal year due to reductions in salaries and other controllable expenses offset by the amortization of goodwill and other intangibles.

         Operating profit, in fiscal 2000 as compared to fiscal 1999, improved by approximately $4,351,000. As a percentage of net sales, operating profit increased from a loss of 10.7% in fiscal 1999 to a gain of 1.9% in fiscal 2000.

         Interest expense on operations in fiscal 2000 increased approximately $428,000 from fiscal 1999 primarily due to an increase in the borrowed balance and a slight increase in the interest rate assessed by a financial institution. Interest rates experienced by the Company increased from 9.25% in fiscal 1999 to 10.02% in fiscal 2000.

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

         Returns and deductions from customers ranged from a low of approximately 4% of sales in the second quarter to a high of approximately 9% in the fourth quarter, with an average of 6% for the year. This is a marked improvement over previous years.

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

         Interest expense on continuing operations in fiscal 1999 decreased approximately $975,000 from fiscal 1998 primarily due to the reduction of debt after receiving proceeds from the sale of the Trampoline Products line. Interest rates experienced by the Company decreased from 10.25% in fiscal 1998 to 9.25% in fiscal 1999.

         The Company recorded a contingency for settlement of the shareholder lawsuits of $3,000,000 in March 1999.

SEASONALITY; QUARTERLY RESULTS

         In the past, the Company's net sales and earnings have been higher in the last six months of the fiscal year compared to the first six months of the fiscal year. This trend was mitigated by the seasonality of Trampoline Products sales which tended to be higher in the spring and Christmas selling seasons. Net earnings for the Company will generally rise and fall with sales volume, although not directly in proportion to the change in net sales due to certain of the Company's expenses being relatively fixed while others are variable. The Company's quarterly operating results may also vary depending on such other factors as the timing of significant customer orders, the mix of products sold, and the efficiency of operations.

         The following table sets forth selected quarterly unaudited information for fiscal 2000, 1999 and 1998. In the opinion of the Company, such information reflects all adjustments, consisting only of normal recurring adjustments necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of the results for any future period. Dollars are in thousands, except per share data.

                                                     THREE MONTHS ENDED

                                   FISCAL 1998                                FISCAL 1999
                   ----------------------------------------      ------------------------------------
                   JUNE 30,  SEPT. 30, DEC. 31,    MAR. 31,      JUNE 30, SEPT.30, DEC. 31,  MAR. 31,
                    1997(3)   1997(3)   1997(3)      1998          1998     1998     1998      1999
                   --------  --------- --------    --------      -------- -------- --------  --------

Net sales ........ $ 20,517  $ 15,107  $ 15,889    $ 7,281       $ 7,403  $ 7,092  $ 10,844  $ 8,485
Operating
 profit (loss) ...      (21)     (811)   (1,474)    (1,556)       (1,088)  (1,010)     (287)  (1,227)

Earnings (loss)
 from
 operations ......     (638)     (474)    7,646(2)  (1,068)       (1,170)  (1,193)     (581)  (4,554)(1)
Earnings (loss)
 per share
 from
 operations ......     (.16)     (.12)     1.91       (.26)         (.29)    (.30)     (.13)   (1.07)




                           THREE MONTHS ENDED

                              FISCAL 2000
                   ------------------------------------
                   JUNE 30, SEPT. 30, DEC. 31, MAR. 31,
                    1999      1999      1999     2000
                   -------- --------- -------- --------
Net sales ........ $ 7,166   $9,533   $10,896  $ 10,792
Operating
 profit (loss) ...    (392)     343       491       297

Earnings (loss)
 from
 operations ......    (639)      80        51       (63)
Earnings (loss)
 per share
 from
 operations ......    (.15)     .02       .01      (.01)


(1) Includes contingent liability of $3,000,000 in anticipated settlement of shareholder lawsuits.

(2)  Includes gain on sale of Trampoline Products line in November 1997.

(3)  Includes trampoline sales until the disposal date.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of financing in the past several years have been short-term borrowings from an asset-based lender. The Company's cash used in operations was approximately $0.5 million for fiscal 2000 compared to approximately $3.4 million for fiscal 1999.

         In August 1996 the Company secured a revolving credit facility with a financial institution providing a maximum line of credit of $25 million, subject to certain borrowing base requirements and covenants. In May 1998 the loan agreement was renegotiated with the financial institution. The maximum line of credit was reduced to $15 million subject to certain borrowing base requirements. The facility was extended to August 16, 2002 and several of the performance covenants were revised or removed. Subsequent to the date of this report, the Company amended the loan agreement to revise certain covenants.

         The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of March 31, 2000 there was a $8,753,000 outstanding balance. Availability under the line of credit was $22,000 at March 31, 2000. During fiscal 2000 the

Company received waivers for noncompliance of certain negative performance covenants of the loan agreement involving tangible net worth and debt to tangible net worth ratios. Some of the financial covenants have been removed or restated subsequent to year-end with the execution of a second amendment.

         The current credit facility initially bore interest at the rate of 10.00% through March 26, 1997, at which time it increased to 10.25%. The interest rate on March 31, 2000 was 11.0%.

         Capital expenditures requiring cash during fiscal 2000 were approximately $205,000 primarily for computer equipment. The Company has budgeted approximately $200,000 for capital expenditures for fiscal 2001.

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

         Certain statements contained in this Report, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements". Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Report, including without limitation under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business" and include the Company's ability to continue to improve gross margin, to maintain good relationships with its customers and suppliers and to generate sufficient cash to fund operations. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

PRODUCTS AND MARKETS

         The Company believes there will continue to be an adequate market for its products and product lines, but a substantial change in consumer preference away from a particular product could seriously affect the Company's ability to produce sales at the current level.

         The Company's customer base is highly concentrated with a few key mass merchandisers. Insolvency, a slow down in payments, or a change in buying habits of any of these customers could have a material adverse effect on the Company.

ONGOING OPERATIONAL ISSUES AND LIQUIDITY

         The Company has made significant strides in improving operating income over the last few years. Operational efficiencies, sales gains, cost improvements and full system upgrades have provided a solid foundation for continuing the rebuilding process. Two major hurdles remain to ensure financial stability:

         1) Resolution of the Suntrust and STI lawsuits (See "Item 3. Legal Proceedings."). These actions create a major uncertainty for the Company's future. Unresolved uncertainties prohibit the Company from obtaining additional financing, impede capital raising efforts, and prevent management from concentrating on other long-term issues.

         2) Creation of adequate cash flow to fund ongoing operations. While operating income has significantly improved over prior years, cash provided by operating activities was negative overall (although to a much lesser extent than in prior years).

         Several factors played a key role in the uses of cash for fiscal 2000, and management believes that a substantial portion of those cash outlays will not be repeated in the future but the Company's ability to continue to operate, to settle the shareholder class action lawsuits or to engage in future acquisitions is hampered by a shortage of cash.

         The Company's relationship with its lender is good but the Company will continue to require lender cooperation to resolve the issues listed above.

LEGAL PROCEEDINGS

         The Company and certain officers and directors are defendants in two separate lawsuits that purport to be class actions and allege certain misrepresentations and fraudulent actions by the defendants. While the Company continues to believe both actions are without merit, a contingent reserve was established in fiscal 1999 for settlement of these actions. A prolonged court battle would consume the Company's ability to respond to market conditions and trends and interfere with the proper management of the Company's affairs (See "Item 3. Legal Proceedings.").

         The Company is occasionally a party to various legal proceedings arising in the ordinary course of business (See "Item 3. Legal Proceedings."). The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business, which could have a material adverse effect on the Company.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


   The directors and executive officers of the Company are as follows:

           NAME                         AGE                                POSITION
           ----                         ---                                --------
     Glenn D.  Bollinger                 49           Chairman of the Board, Chief Executive Officer and Director

     Bobby D.  Bollinger                 47           Vice Chairman of the Board, President and Director

     Rose Turner                         43           Executive Vice  President - Finance,  Chief  Financial  Officer,
                                                      Chief Operating Officer, Treasurer and Secretary

     Dell K.  Bollinger                  73           Senior Vice President - Administration

     David Barr                          41           Executive Vice President - Product Acquisition

     Floyd DePauw                        50           Controller and Chief Accounting Officer

     John L.  Maguire                    69           Director

     Stephen L. Parr                     46           Director


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

         John L. Maguire became a Director in September 1993 and served as interim Chief Financial Officer from August 1992 to August 1993. In addition, the Company retains Mr. Maguire as a consultant on certain financial matters and acquisitions. Mr. Maguire is a certified public accountant. Since November 1, 1999 Mr. Maguire has served as Director of Administrative Services, City of Fayetteville, Arkansas City Government. Since 1982, he has been self-employed, concentrating on private family investments. He was previously Chief Financial Officer of Tyson Foods, Inc. for twelve years.

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

ITEM 11.   EXECUTIVE COMPENSATION.


         The following table summarizes the compensation paid to the Company's chief executive officer and the Company's three other most highly compensated officers for services rendered in all capacities to the Company during fiscal 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                   OTHER ANNUAL                   DIRECTORS
                NAME AND                                    SALARY       BONUS       COMPENSA-       OPTIONS        FEES
           PRINCIPAL POSITION                     YEAR        ($)         ($)       TION ($)(1)        (#)          ($)
           ------------------                     ----      -------     -------    ------------      -------      ---------
Glenn D. Bollinger ..........................     2000      252,143          --          --           25,716       10,000
    Chairman of the Board and                     1999      275,717          --          --               --       10,000
    Chief Executive Officer                       1998      275,717     100,000          --               --       50,000

Bobby D. Bollinger ..........................     2000      252,143          --          --           25,716       10,000
    Vice Chairman of the Board                    1999      275,717          --          --               --       10,000
    and President                                 1998      275,717     100,000          --               --       50,000

Rose Turner .................................     2000      146,445      20,000          --            7,000           --
    Executive Vice President -                    1999      132,700          --          --               --           --
     Finance, Chief Operating Officer,            1998      117,488      40,000          --               --           --
     Chief Financial Officer, Treasurer
     and Secretary

David Barr ..................................     2000      109,732       8,000(2)       --           20,000           --
    Executive Vice President -                    1999       97,194          --          --               --           --
     Product Acquisition                          1998       89,422      60,000          --               --           --

----------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits; however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer.

(2)  Mr. Barr's bonus for fiscal 2000 was paid subsequent to March 31, 2000.

OPTIONS EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executive officers concerning the exercise of options during fiscal 2000 and unexercised options held as of the end of fiscal 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED              IN-THE MONEY
                                                              OPTIONS AT                  OPTIONS AT FISCAL
                                                          FISCAL YEAR-END(#)               YEAR-END($)(1)
                                                      ---------------------------    ---------------------------

                           SHARES
                         ACQUIRED ON     VALUE
         NAME            EXERCISE(#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
         ----           ------------  ------------    -----------   -------------    -----------   -------------
Glenn D. Bollinger(2)         --          --              25,716              --          --            --
Bobby D. Bollinger(3)         --          --              25,716              --          --            --
Rose Turner(4)                --          --              24,000          16,000          --            --
David Barr(5)                 --          --              32,000          10,000          --            --

----------

(1) Based on the closing sale price of the Common Stock on March 31, 2000 of $0.375 per share as reported by the over-the-counter Bulletin Board (minus the exercise or base price).

(2) Glenn D. Bollinger was granted options for the purchase of 25,716 shares of Common Stock in exchange for a salary reduction, at an exercise price of $1.00 per share in September 1999. These options vested in March 2000 and expire five years from the date of grant.

(3) Bobby D. Bollinger was granted options for the purchase of 25,716 shares of Common Stock in exchange for a salary reduction, at an exercise price of $1.00 per share in September 1999. These options vested in March 2000 and expire five years from the date of grant.

(4) Rose Turner was granted options for the purchase of 33,000 shares of Common Stock at an exercise price of $0.63 per share in January 1997; and options for the purchase of 7,000 shares of Common Stock at an exercise price of $1.00 per share in April 1999. These options vest over a five-year period and expire ten years from the date of grant.

(5) David Barr was granted options for the purchase of 10,000 shares of Common Stock at an exercise price of $13.00 per share in October 1994. These options vest over a five-year period and expire ten years from the date of grant. Mr. Barr was granted options for the purchase of 2,000 shares of Common Stock at an exercise price of $11.00 per share in December 1994. These options vest over a four-year period and expire ten years from the date of grant. Mr. Barr was granted options for the purchase of 10,000 shares of Common Stock at an exercise price of $3.00 per share in February 1996; and options for the purchase of 20,000 shares of Common Stock at an exercise price of $1.00 per share in April 1999. These options vest over a five-year period and expire ten years from the date of grant.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock of the Company, as of March 31, 2000, by (i) each director, (ii) the Company's chief executive officer and three other most highly compensated executive officers in fiscal 2000, (iii) each person deemed to beneficially own more than five percent of the outstanding shares of Common Stock, and (iv) all officers and directors of the Company as a group. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to his shares.

                                                                  SHARES OWNED
                                                        --------------------------------
NAME                                                     NUMBER               PERCENTAGE
----                                                    ---------             ----------
Glenn D. Bollinger(1)(2)                                1,534,843                34.9
Bobby D. Bollinger(1)(3)                                1,535,894                34.9
Rose Turner(4)                                             24,000                  *
David Barr(5)                                              32,000                  *
John L. Maguire(6)                                        108,333                 2.5
Stephen L. Parr(7)                                          9,167                  *
All directors and executive officers as a
  Group (8 persons)(8)(9)                               2,504,731                56.9

----------

 *   Less than 1% of the outstanding shares of Common Stock.

(1)  Business mailing address is 602 Fountain Parkway, Grand Prairie, Texas
     75050.

(2) Includes (i) 425,069 shares over which Glenn Bollinger has sole voting and investment control; (ii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power with Bobby Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner;
     (iii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power with brother Bobby Bollinger through each of their ownership of 49.5% of the outstanding stock of the sole general partner; and (iv) 212,058 shares held by the 401(k) Plan representing his interest in the plan as a participant. Neither the inclusion of shares owned by Bob Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(k) Plan shares not allocated to Glenn Bollinger's 401(k) participant account is to be construed as an admission that he is the beneficial owner of such shares. Includes options to purchase 25,716 shares of Common Stock that are currently exercisable.

(3) Includes (i) 425,069 shares over which Bobby Bollinger has sole voting and investment control; (ii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power with Glenn Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner;
     (iii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power with Glenn Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner; and (iv) 213,109 shares held by the 401(k) Plan representing his interest in the plan as a participant. Neither the inclusion of shares owned by Glenn Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(k) Plan shares not allocated to Bobby Bollinger's 401(k) participant account is to be construed as an admission that he is the beneficial owner of such shares. Includes options to purchase 25,716 shares of Common Stock that are currently exercisable.

(4) Includes options to purchase 24,000 shares of Common Stock that are currently exercisable.

(5) Includes options to purchase 32,000 shares of Common Stock that are currently exercisable.

(6) Includes options to purchase 58,333 shares of Common Stock that are currently exercisable. Does not include 26,000 shares of Common Stock held in trust for which Mr. Maguire is the trustee and is a contingent beneficiary. Mr. Maguire disclaims beneficial ownership of these shares.

(7) Includes options to purchase 6,667 shares of Common Stock that are currently exercisable.

(8) Includes options to purchase 232,395 shares of Common Stock that are currently exercisable.

(9) Shares which are included beneficially under both Glenn and Bobby Bollinger are only included once in the group total.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC. Based solely on the Company's review of the copies of such forms received during the year, the Company believes that during the year ended March 31, 2000, all the Company's directors, executive officers and holders of more than ten percent (10%) of the Common Stock complied with all Section 16(a) filing requirements.

         To the best knowledge of management of the Company, during fiscal year 2000 no director, officer or ten percent (10%) beneficial owner of Common Stock of the Company failed to file with the Securities and Exchange Commission any required reports on Form 3, 4 or 5 regarding transactions in securities of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has a continuing arrangement with John L. Maguire, a director of the Company, for financial, corporate and acquisition consulting services. This arrangement currently provides for an annual fee of $36,000, which includes the fee for his services as a director.

         During 1998 Franklin Santagate became a marketing advisor on contract to the Company. In March 1999 Mr. Santagate accepted the position of Vice President of Marketing, again on a contract basis. In April 2000 Mr. Santagate's responsibilities increased to include both sales and marketing. Mr. Santagate, formerly known as Mr. Franklin Ross, was a vice president of marketing for the Company until the time of the initial public offering in November 1993. He is currently under contract with the Company until April 1, 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

                                                                                                              PAGE
Report of Independent Certified Public Accountants                                                             F-1

Consolidated Balance Sheets as of March 31, 2000 and 1999                                                      F-2

Consolidated Statements of Operations for each of the three years in the period ended
March 31, 2000                                                                                                 F-4

Consolidated Statements of Changes in Stockholders' Equity for each of the three
years in the period ended March 31, 2000                                                                       F-5

Consolidated Statements of Cash Flows for each of the three years in the period
ended March 31, 2000                                                                                           F-6

Notes to Consolidated Financial Statements                                                                     F-7

2. FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE
Report of Independent Certified Public Accountants on Schedule II                                              F-22

Schedule II - Valuation and Qualifying Accounts for the years ended March 31,
2000, 1999 and 1998                                                                                            F-23

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

         10.69 Sublease and Modification and Ratification of Sublease Agreements commencing June 1, 1999 between Bollinger Industries, L. P. ("Sublessor") and Directory Distributing Associates, Inc. ("Sublessee"). (incorporated by reference to
                  Exhibit 10.69 to the Company's Form 10-Q dated June 30, 1999).

         10.70 Modification and Ratification of Lease Agreement dated June 1, 1999 between Fountain Parkway, Ltd. ("Lessor") and Bollinger Industries, L.P. (Lessee"). (incorporated by reference to
                  Exhibit 10.70 to the Company's Form 10-Q dated June 30, 1999).

         10.71 Amendment No. 1 to Amended and Restated Loan and Security Agreement dated June 29, 1999 between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc., and Foothill Capital Corporation. (incorporated by reference to Exhibit
                  10.71 to the Company's Form 10-Q dated June 30, 1999).

         11 Statement Regarding Computation of Per Share Date (filed herewith).

         12       Subsidiaries (filed herewith).

         27       Financial Data Schedule (filed herewith).

                  (b)      REPORTS ON FORM 8-K.

                           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 2000.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 2000.

                           BOLLINGER INDUSTRIES, INC.


                           By: /s/ Glenn D. Bollinger
                               -------------------------------------------------
                               Glenn D. Bollinger
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 28th day of June, 2000.



/s/ Glenn D. Bollinger                  Chairman of the Board, and Chief Executive Officer
------------------------------          (principal executive officer)
Glenn D.  Bollinger

/s/ Bobby D. Bollinger                  Vice Chairman of the Board and President
------------------------------
Bobby D.  Bollinger

/s/ Rose Turner                         Executive Vice President - Finance, Chief Financial Officer, Chief
------------------------------          Operating Officer, Treasurer, and Secretary (principal financial officer)
Rose Turner

/s/ Floyd DePauw                        Controller and Chief Accounting Officer (principal accounting officer)
------------------------------
Floyd DePauw

/s/ John L. Maguire                     Director
------------------------------
John L.  Maguire

/s/ Stephen L. Parr                     Director
------------------------------
Stephen L. Parr

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Bollinger Industries, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bollinger Industries, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 2000, in conformity with generally accepted accounting principles.



                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
June 14, 2000

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   MARCH 31,

                               ASSETS                                       2000            1999
                                                                         -----------     -----------
CURRENT ASSETS
      Cash                                                               $   959,242     $   125,719
      Accounts receivable-trade, net of allowance for doubtful
           accounts of $543,387 and $476,619, allowance for returns
           and  allowances of $1,748,847, $1,419,955, allowance for
           advertising of $327,510 and $236,273                            6,277,077       7,114,315
      Prepaid expense                                                        129,613          88,245
      Inventories, net                                                     9,581,676       6,859,686
      Other                                                                   47,788           9,621
                                                                         -----------     -----------

                  Total current assets                                    16,995,396      14,197,586

PROPERTY AND EQUIPMENT - NET                                               1,815,695       1,797,832

OTHER ASSETS
      Goodwill, net of accumulated amortization of  $532,950 and
           $177,650                                                        3,020,050       3,375,350
      License rights, net of accumulated amortization of $107,250
           and $35,750                                                       607,750         679,250
      Notes receivable and other                                             106,254         113,531
      Deferred marketing costs, net of accumulated amortization of
            $534,500 and 0                                                 1,602,905              --
      Deferred financing fees, net of accumulated amortization of
            $711,398 and $562,727                                             49,556         198,227
                                                                         -----------     -----------

                  Total other assets                                       5,386,515       4,366,358
                                                                         -----------     -----------

TOTAL ASSETS                                                             $24,197,606     $20,361,776
                                                                         ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                  MARCH 31,

                      LIABILITIES AND STOCKHOLDERS' EQUITY                2000              1999
                                                                      ------------      ------------
CURRENT LIABILITIES
      Current portion of long-term debt                               $  1,336,426      $  1,379,139
      Current portion of capital lease obligations                          76,938           237,568
      Accounts payable-trade                                             6,427,069         3,744,514
      Taxes payable                                                         53,104            61,279
      Accrued liabilities                                                  644,673           848,368
      Accrued product liability                                            391,879           464,068
                                                                      ------------      ------------

               Total current liabilities                                 8,930,089         6,734,936

LONG-TERM LIABILITIES
      Long-term debt, less current portion                               8,701,886         6,904,552
      Capital lease obligations, less current portion                      913,328           532,587
      Contingency for legal settlement                                   3,000,000         3,000,000
      Other                                                                 33,335                --
                                                                      ------------      ------------

               Total long-term liabilities                              12,648,549        10,437,139
                                                                      ------------      ------------

               Total liabilities                                        21,578,638        17,172,075
                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes H and M)

STOCKHOLDERS' EQUITY
      Preferred stock - $.01 par value;
           1,000,000 shares authorized; none issued                             --                --
      Common stock - $.01 par value; 8,000,000 shares authorized;
           4,400,210 shares issued and outstanding                          44,002            44,002
      Capital in excess of par                                          15,519,058        15,519,058
      Accumulated deficit                                              (12,944,092)      (12,373,359)
                                                                      ------------      ------------

              Total stockholders' equity                                 2,618,968         3,189,701
                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 24,197,606      $ 20,361,776
                                                                      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEARS ENDED MARCH 31,

                                                                  2000              1999              1998
                                                              ------------      ------------      ------------
Net sales                                                     $ 38,386,650      $ 33,823,947      $ 58,793,757
Cost of goods sold                                              25,766,203        24,476,190        47,803,060
                                                              ------------      ------------      ------------

    Gross profit                                                12,620,447         9,347,757        10,990,697

Selling expenses                                                 3,497,300         3,531,858         4,889,999
Distribution, general and administrative expenses                8,383,972         9,427,538         9,962,820
                                                              ------------      ------------      ------------
                                                                11,881,272        12,959,396        14,852,819
                                                              ------------      ------------      ------------

    Operating profit (loss)                                        739,175        (3,611,639)       (3,862,122)

Other expense (income)
    Interest expense                                             1,201,130           773,579         1,748,646
    Gain on sale of assets                                         (16,628)           (8,582)      (11,247,513)
    Contingency for legal settlement                                    --         3,000,000                --
    Other                                                          125,406           121,021           (55,008)
                                                              ------------      ------------      ------------
                                                                 1,309,908         3,886,018        (9,553,875)
                                                              ------------      ------------      ------------
    Earnings (loss) before income tax expense                     (570,733)       (7,497,657)        5,691,753

Income tax expense                                                      --                --           225,528
                                                              ------------      ------------      ------------

    Net earnings (loss)                                       $   (570,733)     $ (7,497,657)     $  5,466,225
                                                              ============      ============      ============
Per share data (basic and diluted):

Basic earnings (loss) per share                               $      (0.13)     $      (1.79)     $       1.37
                                                              ------------      ------------      ------------

Diluted earnings (loss) per share                             $      (0.13)     $      (1.79)     $       1.36
                                                              ============      ============      ============

Shares used in the calculation of per share amounts:

       Basic common shares                                       4,400,210         4,178,840         4,000,210
       Dilutive impact of stock options                                 --                --            25,329
                                                              ------------      ------------      ------------

       Diluted common shares                                     4,400,210         4,178,840         4,025,539
                                                              ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                      COMMON STOCK          CAPITAL IN
                                  ---------------------      EXCESS OF       ACCUMULATED
                                   SHARES        AMOUNT         PAR           DEFICIT            TOTAL
                                  ---------     -------     -----------     ------------      ------------
Balance at April 1, 1997          4,000,210     $40,002     $15,323,058     $(10,341,927)     $  5,021,133

Net earnings                             --          --              --        5,466,225         5,466,225
                                  ---------     -------     -----------     ------------      ------------

Balance at March 31, 1998         4,000,210      40,002      15,323,058       (4,875,702)       10,487,358

Shares issued in Acquisition
Agreement                           300,000       3,000         147,000               --           150,000

Shares issued for Non-Compete
Agreement                           100,000       1,000          49,000               --            50,000

Net Loss                                 --          --              --       (7,497,657)       (7,497,657)
                                  ---------     -------     -----------     ------------      ------------

Balance at March 31, 1999         4,400,210      44,002      15,519,058      (12,373,359)        3,189,701

Net Loss                                 --          --              --         (570,733)         (570,733)
                                  ---------     -------     -----------     ------------      ------------

Balance at March 31, 2000         4,400,210     $44,002     $15,519,058     $(12,944,092)     $  2,618,968
                                  =========     =======     ===========     ============      ============


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED MARCH 31,
                                                                    2000             1999              1998
                                                                 -----------      -----------      ------------
Cash flows from operating activities
   Net earnings (loss)                                           $  (570,733)     $(7,497,657)     $  5,466,225
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities
      Gain on sale of assets                                         (16,628)          (8,582)      (11,247,513)
      Contingency for legal settlement                                    --        3,000,000                --
      Depreciation and amortization                                1,177,063        1,149,249         1,206,358
      Provision for returns and allowance                          2,012,981        2,971,638         3,228,908
      Provision for doubtful accounts                                255,000          240,000           253,441
      Provision for advertising                                      807,000          746,389           972,782
      Provision for obsolete inventory                                    --          729,762         1,433,367
      Provision for restructuring operations                              --               --        (2,160,169)
      Changes in operating assets and liabilities, net of
       effect of acquisitions and dispositions
       Accounts receivable-trade                                  (2,237,743)      (4,231,651)        5,699,509
       Other                                                         (38,167)         414,714          (247,127)
       Inventories                                                (2,721,990)      (1,251,435)        7,149,772
       Prepaid marketing and other                                (1,644,273)         705,266          (260,296)
       Other                                                           4,485          (26,896)           39,610
       Accounts payable-trade                                      2,682,555        1,048,949        (9,024,802)
       Taxes payable                                                  (8,175)        (163,421)          224,700
       Accrued liabilities                                          (203,695)      (1,257,010)          592,235
       Accrued product liability                                     (72,189)          (4,651)          294,026
       Other long-term liabilities                                    33,335               --                --
                                                                 -----------      -----------      ------------

         Net cash provided by (used in) operating activities        (541,174)      (3,435,336)        3,621,026

Cash flows from investing activities
    Purchases of property and equipment                             (204,686)        (639,927)       (1,022,443)
    Acquisition of license rights and assets                              --       (3,575,000)               --
    Payments made on notes receivable                                     --          121,523           339,310
    Proceeds from sale of assets                                      19,651           21,554        15,789,008
    Escrow receivable                                                     --        1,012,296        (1,012,296)
                                                                 -----------      -----------      ------------

         Net cash provided by (used in) investing activities        (185,035)      (3,059,554)       14,093,579

Cash flows from financing activities
   Net proceeds from (payments on) debt                            1,754,621        6,704,505       (17,865,765)
   Net proceeds from (payments on) capital lease obligations        (194,889)        (220,265)          689,048
   Net payments to officers                                               --               --          (280,000)
   Payment of financing fees                                              --               --          (125,000)
                                                                 -----------      -----------      ------------

         Net cash provided by (used in) financing activities       1,559,732        6,484,240       (17,581,717)
                                                                 -----------      -----------      ------------

         Net increase (decrease) in cash                             833,523          (10,650)          132,888

Cash at beginning of year                                            125,719          136,369             3,481
                                                                 -----------      -----------      ------------

Cash at end of year                                              $   959,242      $   125,719      $    136,369
                                                                 ===========      ===========      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BUSINESS ACTIVITY

The Company is a supplier of consumer fitness equipment and accessories. (See Note B for a discussion of acquisitions and disposal of the Trampoline Products line.)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bollinger Industries, Inc. ("Bollinger"), its wholly-owned subsidiaries, and Bollinger Industries, L.P., a partnership wholly-owned by Bollinger's subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market (determined product by product based on management knowledge of current market conditions and existing stock levels).

The provision for obsolete and slow-moving inventory is adjusted based on current inventory levels, historical and expected future sales levels.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods for financial reporting purposes over the following useful lives:

Buildings and improvements                              5 - 20 years
Equipment                                               2 -  7 years
Motor vehicles                                          3 - 10 years
Furniture and fixtures                                  3 -  5 years
Amortization for capitalized leases (primarily
computer equipment and software) is provided for
over the lease terms                                         4 years

Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized.

CAPITALIZED SOFTWARE COSTS

The Company, under the provisions of Statement of Positions 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," capitalizes certain software development costs. The development costs are charged to expense as incurred until the application development stage for the product has been established, at which time the costs are capitalized until design of chosen

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - Continued

path, coding, installation of hardware and testing are completed. The Company begins amortization of the capitalized software as it is placed in use. The Company capitalized $109,945 and $149,713 for software costs during fiscal 2000 and 1999 respectively.

ADVERTISING COSTS

Advertising and promotional costs are expensed as incurred. Advertising expense amounted to $824,516, $778,228 and $1,610,722 in fiscal 2000, 1999 and 1998, respectively.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share of Common Stock is based upon the weighted average number of common shares actually outstanding during each year. Diluted earnings per share of Common Stock includes the impact of outstanding dilutive stock options for the year ended March 31, 1998. The effect of stock options for the years ended March 31, 2000 and 1999 is anti-dilutive.

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

DEFERRED MARKETING COSTS

In certain limited circumstances, the Company enters into agreements with customers to provide ongoing marketing support in exchange for advantageous and continuous placement of products for a specific period of time. The cost of these arrangements is capitalized and amortized against sales in a straight-line method over the term of the product placement. The cost of this continuous placement is typically paid for in part by selling inventory at reduced or no cost.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - Continued

REVENUE RECOGNITION AND PROVISIONS FOR CHARGEBACKS AND BUYBACKS

The Company recognizes sales revenue at the time the products are shipped to its customers. Provision is made currently for estimated product returns and deductions which may occur. These returns are generally for products that are salable with minor reworking of packaging or replacement of missing components. The term "Chargebacks" refers to the action taken by the customer to withhold from payments or to apply for credit amounts for items such as volume discounts or rebates under marketing programs or pricing discrepancies, penalties, vendor compliance issues, shipping shortages and any other similar item under vendor compliance guidelines established by the customer. The provision for returns is estimated based on current trends and historical experience of returns. The provision for chargebacks is estimated based on the marketing programs designed for the customer, and recent historical experience based on volume.

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

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - Continued

      ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments. SFAS No. 137 is effective for all fiscal quarters beginning after June 15, 2000. The adoption of SFAS 137 is not expected to have a significant impact on the Company's results of operations.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B - ACQUISITIONS AND DISPOSAL OF TRAMPOLINE PRODUCTS LINE

ACQUISITIONS

Effective October 1, 1998 the Company acquired certain inventory, accounts receivable, and trademarks from Self Image Sports and Fitness Co., Inc. (d.b.a. Multi-Grip), a Tennessee corporation. This acquisition was completed by the Company's controlled operating entity, Bollinger Industries, L.P., a Texas limited partnership (the "Partnership"). The purchase price for these assets was approximately $1,400,000 paid in cash at closing, a deferred cash payment of $100,000 and the assumption of approximately $60,000 in trade payables. As a part of this transaction, Multi-Grip's principal shareholder entered into a non-competition agreement with the Company in exchange for 100,000 shares of the Company's restricted Common Stock. The transaction also involved a Registration Rights and Option Agreement pursuant to which the owner of the shares may participate in any qualified public offering made by the Company. The owner of the shares may also require the Company to repurchase the shares at anytime after April 8, 2001. The per share price under this option is ninety percent of the then thirty day average closing price for the Company's Common Stock.

Effective October 1, 1998 the Company and the Partnership entered into various agreements with The Step Company, a Georgia corporation. These agreements provide for the license or sublicense of various fitness related products and concepts from The Step Company, the Partnership's sale of the licensed products to the sporting goods, mass merchandising, and catalog retail markets, and for the Partnership's purchase of customer lists, price lists, and cost information related to the licensed products. The consideration for these rights and assets was a cash payment of $2,175,000 at closing, a $1,400,000 convertible subordinated note, and 300,000 shares of the Company's restricted Common Stock valued at $150,000.

The convertible subordinated note received by The Step Company provides for quarterly installments of approximately $88,000 (subject to future adjustments for interest rate changes) beginning January 4, 1999, with the last installment scheduled for October 1, 2003. The holder of the note may convert part or all of the note balance at anytime into the Company's Common Stock at $4.00 per share. The Common Stock issued on a conversion of the note, the 300,000 shares of Common Stock issued at closing, and the shares covered by the option described below are subject to a registration rights agreement with the Company. This agreement permits the owner of the shares to participate in any qualified public offering made by the Company.

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

NOTE B - ACQUISITIONS AND DISPOSAL OF TRAMPOLINE PRODUCTS LINE-Continued

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

The unaudited pro forma results of operations for the year ended March 31, 1998 stated as though the disposition occurred on April 1, 1997, is as follows:

                                                                 1998
                                                             -----------
Net sales                                                    $33,416,828
                                                             ===========

Net earnings (loss)                                          $ 3,700,903
                                                             ===========
Net earnings (loss) per common share                         $      0.93
                                                             ===========


NOTE C - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                                    YEARS ENDED MARCH 31,
                                           --------------------------------------
                                             2000           1999           1998
                                           --------     ----------     ----------
Interest paid                              $999,468     $  544,741     $1,696,583
Non-cash financing and investing
     transactions:
Purchase of assets-financed by notes
     from buyer                            $     --     $1,400,000     $       --

Purchases of assets and agreements
     financed by stock                     $     --     $  200,000     $       --

Purchase of assets financed by
     Capital leases                        $415,000     $  111,107     $  322,912

Sale of assets-paid in escrow by buyer     $     --     $       --     $1,012,296

Escrow received                            $     --     $1,012,296     $       --

Liabilities assumed by buyer in
     connection with the sale of
     Trampoline Products line in 1998      $     --     $       --     $  179,954

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

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

NOTE D - CREDIT RISK

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

Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation ("FDIC") insured amounts. To minimize risk, the Company places its cash with quality institutions and monitors the financial status of these institutions.

NOTE E - INVENTORIES

                                      MARCH 31,
                             ----------------------------
                                2000             1999
                             -----------      -----------
Raw materials                $   360,934      $   857,612
Finished goods                 9,922,317        7,548,291
Reserve for obsolescence        (701,575)      (1,546,217)
                             -----------      -----------
                             $ 9,581,676      $ 6,859,686
                             ===========      ===========


NOTE F - PROPERTY AND EQUIPMENT

                                                     MARCH 31,
                                             -------------------------
                                               2000           1999
                                             ----------     ----------
Leasehold improvements                       $  302,641     $  296,752
Equipment and software development costs      2,656,000      2,079,379
Motor vehicles                                  122,607        122,607
Furniture and fixtures                          941,853        943,159
                                             ----------     ----------
                                              4,023,101      3,441,897
     Less accumulated depreciation and
          amortization                        2,207,406      1,644,065
                                             ----------     ----------
                                             $1,815,695     $1,797,832
                                             ==========     ==========

Depreciation and amortization expenses related to property and equipment for the years ended March 31, 2000, 1999, and 1998 was approximately $600,000, $692,000 and $556,000, respectively. Included in equipment at March 31, 2000 and 1999, is $1,405,000 and $990,000 of software and equipment under capital leases. The related amortization expense charged to operations for the years ended March 31, 2000 and 1999 was $247,605 and $185,703, respectively.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G - LONG TERM DEBT

                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                     2000           1999
                                                                                  -----------     ----------
Convertible subordinated note payable for $1,400,000 with The Step Company, bearing interest adjusted quarterly (9.5% at March 31, 2000). Principal and interest payable in the amount of $88,000 quarterly beginning January 4, 1999
through October 1, 2003; uncollateralized.                                        $ 1,103,278     $1,285,332

Loan with a financial institution providing a maximum line of credit of
$15,000,000, bearing interest at the reference rate plus 2% (11% at March 31,
2000) Interest payable monthly; collateralized by receivables and inventory.(1)     8,753,478      6,757,809

Other                                                                                 181,556        240,550
                                                                                  -----------     ----------

                                                                                   10,038,312      8,283,691

Less current portion                                                                1,336,426      1,379,139
                                                                                  -----------     ----------
                                                                                  $ 8,701,886     $6,904,552
                                                                                  ===========     ==========

Future maturities of long-term debt at March 31, 2000 are as follows:

                                                               Including                Excluding
                                                               Financial                Financial
                                                              Institution              Institution
                                                              -----------              -----------
    Year Ending March 31,              2001                   $ 1,336,426              $  336,426

                                       2002                     1,286,925                 286,925

                                       2003                     7,068,615                 315,137

                                       2004                       259,126                 259,126

                                       2005                         5,927                   5,927

                                       Thereafter                  81,293                  81,293
                                                              -----------              ----------
                                                              $10,038,312              $1,284,834
                                                              ===========              ==========

(1) The loan agreement with the financial institution provides that borrowings under the line of credit are subject to limitations based on the borrowing base, as defined in the agreement with a maximum facility of $15 million. The terms of the agreement require the Company to maintain specific current ratio levels, levels of debt to net worth, levels of tangible net worth and other financial covenants as defined in the loan agreement. During fiscal 2000, the Company received waivers for non-compliance of certain negative performance covenants of the loan agreement involving financial ratios for tangible net worth and related calculations. After receiving waivers, the Company was in compliance with all financial covenants at March 31, 2000. At March 31, 2000, the Company had $22,000 available in additional borrowing capacity under the loan agreement. The loan agreement has an extended expiration date of August 16, 2002. Maturities include an estimated pay down of $1,000,000 per year. Subsequent to March 31, 2000, the Company entered into an amendment of the loan agreement restating or removing certain financial covenants.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE H - CONTINGENCIES FOR LEGAL SETTLEMENT

In fiscal 1999 the Company recorded a contingent liability of $3,000,000 in anticipation of a settlement in connection with the shareholder lawsuits. See "Note M and N".

NOTE I - 401(K) PLAN

The Company has a 401(k) employee deferred compensation plan under the terms of which employees who have been employed for one year or more are entitled to contribute up to the lesser of $10,500 or 15% of their annual compensation. The Company may at its discretion contribute to the 401(k) plan and the Company paid all plan expenses for each of the years in the three year period ending March 31, 2000. See "Note M".

NOTE J - STOCK OPTIONS

1993 PLAN

The 1993 Stock Option Plan provides for the grant of options covering a total of 500,000 shares of Common Stock of the Company to be issued to key employees and directors of the Company other than the Chief Executive Officer and the President. Under the Plan, incentive stock options ("ISO's") and non-qualified stock options may be granted at prices no less than 100% and 50%, respectively, of the fair value of the Company's Common Stock on the date of grant. The options have a term of ten years and will generally vest in annual installments. At March 31, 2000, a total of 321,334 options were available for grant under this plan.

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

The exercise price per share shall be determined by the Board and set forth in the stock option agreement, and in the case of an incentive stock option, the exercise price shall not be less than 100% of the fair market value of the Common Stock subject to the stock option on the date of grant (or 110% in the case of a stock option granted to a participant who is a ten percent shareholder on the date of grant).

Stock options granted under the 1998 Plan may be one of two types: Incentive Stock Options and Nonqualified Stock Options. The board has the authority to grant to any participant Incentive Stock Options, Nonqualified Stock Options or any combination thereof. At March 31, 2000, a total of 170,505 options were available for grant under this plan.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE J - STOCK OPTIONS - Continued

Following is a summary of option activity under both Stock Option Plans:

                                                                                           OPTION PRICE
                                                                                  -------------------------------
                                                              SHARES                PER SHARE            TOTAL
                                                              -------             -------------        ----------
 Outstanding at March 31, 1997                                253,499             $0.56 - 13.00        $1,929,641
      Granted                                                      --                        --                --
      Canceled                                                 (8,500)             3.63 - 12.50           (55,085)
                                                              -------             -------------        ----------
 Outstanding at March 31, 1998                                244,999              0.63 - 13.00         1,874,556
      Granted                                                      --                        --                --
      Canceled                                                (30,333)             4.00 - 12.50          (126,707)
                                                              -------             -------------        ----------
 Outstanding at March 31, 1999                                214,666              0.63 - 13.00         1,747,849
      Granted                                                 357,495              1.00 -  1.00           357,495
      Canceled                                                (64,000)             1.00 - 11.00          (358,480)
                                                              -------             -------------        ----------
 Outstanding at March 31, 2000                                508,161             $0.63 - 13.00        $1,746,864

All the options are compensatory. The outstanding stock options expire from September 2003 through September 2009.

The following summarizes information about compensatory options outstanding at March 31, 2000:


                         Options Outstanding                                                 Options Exercisable
   -----------------------------------------------------------------                 ------------------------------------
                                         Weighted Avg.      Weighted
   Range of                                Remaining          Avg.
   Exercise             Number            Contractual       Exercise                   Number            Weighted Avg.
    Prices           Outstanding              Life            Price                  Exercisable        Exercisable Price
   --------          -----------         -------------      --------                 -----------        -----------------
 $0.63- $13.00         508,161             2.82 Years          $3.44                    397,695                $ 4.08

The options granted during the fiscal year ended March 31, 2000 have exercise prices in excess of fair value and accordingly, no compensation cost has been recognized for compensatory stock options in the consolidated financial statements. The effect of applying the pro-forma requirements of SFAS No. 123 does not significantly affect earnings (loss) and earnings (loss) per share for the years ended March 31, 2000, 1999 and 1998.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE K - INCOME TAXES

Income tax expense consists of the following:

                                                              YEARS ENDED MARCH 31,
                                                       2000             1999           1998
                                                      ------           ------        --------
Federal
     Current                                          $   --           $   --        $123,000
     Deferred                                             --               --              --
State                                                     --               --         102,528
                                                      ------           ------        --------
                                                      $   --           $   --        $225,528
                                                      ======           ======        ========

The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                              YEARS ENDED MARCH 31,
                                                       2000             1999           1998
                                                      ------           ------        --------
U.S. Federal statutory rate                             34.0%            34.0%           34.0%
Amortization of goodwill                                 0.0%             0.0%            0.7%
Permanent differences                                   (3.6)%           (0.5)%           0.2%
Change in prior tax estimates                          (29.2)%            0.9%           16.8%
Change in valuation allowance                           (1.2)%          (32.3)%         (51.3)%
State income tax                                         0.0%             0.0%            1.8%
Other, net                                               0.0%            (2.1)%           1.8%
                                                      ------           ------        --------
                                                         0.0%             0.0%            4.0%
                                                      ======           ======        ========

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE K - INCOME TAXES - Continued

Following are the components of deferred tax assets and deferred tax liabilities:

                                                                                 MARCH 31,
                                                                           2000            1999
                                                                        ----------     -----------
Net current deferred tax assets
   Inventories                                                          $  544,942     $   434,197
   Allowance for doubtful accounts                                         184,752         196,050
   Inventory reserves                                                        7,809          16,783
   Accrued expenses                                                        108,291          89,165
   Less valuation allowance                                               (845,794)       (736,195)
                                                                        ----------     -----------

Net current deferred taxes                                              $       --     $        --
                                                                        ==========     ===========

Non-current deferred tax asset
   Contingency for legal settlement                                     $1,020,000     $ 1,020,000
   Property and equipment                                                       --          15,601
   Goodwill                                                                 72,556          24,175
   Net operating loss                                                    3,153,743       2,658,519
   Less valuation allowance                                             (3,602,026)     (3,718,295)
                                                                        ----------     -----------
                                                                           644,273              --
Non-current deferred tax liability
   Property & Equipment                                                    (99,285)
   Deferred Marketing Cost                                                (544,988)             --
                                                                        ----------     -----------
                                                                          (644,273)             --
                                                                        ----------     -----------
Net non-current deferred taxes                                          $       --     $        --
                                                                        ==========     ===========


At March 31, 2000 the Company had net operating losses available to offset future taxable income of approximately $9,275,000 which begin expiring in 2011. The valuation allowance decreased by $6,670 during the year ended March 31, 2000.

NOTE L - MAJOR CUSTOMERS

Customers accounting for 10% or more of total net sales are as follows:

YEAR ENDED MARCH 31,                                           PERCENTAGE
--------------------                                           ----------
2000
       Wal-Mart                                                    33%
       Kmart                                                       20%
       The Sports Authority                                        17%

1999
       Wal-Mart                                                    45%
       The Sports Authority                                        17%

1998
       Wal-Mart                                                    44%
       Kmart                                                       23%

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE M - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain warehouse space, warehouse and computer equipment and other assets. These leases are either operating or capital leases and have future minimum lease payments, net of sublease income, as follows:

                                                              Operating            Capital
                                                             ----------           ----------
Year Ending March 31,              2001                       $ 610,595           $  144,000
                                   2002                         586,929              328,950
                                   2003                         609,308              390,600
                                   2004                         635,085              292,950
                                   2005                         115,016                   --
                                   Thereafter                   477,000                   --
                                                             ----------           ----------
                                                             $3,033,933            1,156,500
                                                             ==========

Less amount representing interest                                                    166,234
                                                                                  ----------
Present value of net minimum lease payments
   (including the current portion of $76,938)                                     $  990,266
                                                                                  ==========


Total lease expense for the years ended March 31, 2000, 1999 and 1998 was approximately $580,569, $654,587 and $758,000, respectively. During fiscal 2000, the Company reduced its lease space by subleasing approximately 45,000 square feet in its Grand Prairie warehouse. This sublease runs concurrent with the Company's existing lease, and the benefit is reflected in the above table.

LEGAL PROCEEDINGS

Cause No. 96-02952; Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Michael J. Beck, John L. Maguire, and Grant Thornton, L.L.P.; in the 191st (originally filed in the 68th Judicial District Court) Judicial District Court of Dallas County, Texas (the "Suntrust Lawsuit"):

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Michael J. Beck (former CAO), John L. Maguire (Director), and Grant Thornton, L.L.P. (former independent accountants) are defendants in a securities fraud lawsuit filed on March 22, 1996 by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. This lawsuit was filed as a class action on behalf of those who purchased securities through a public offering of the Company's stock, alleging that the price of the stock was artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Further, Grant Thornton has cross claimed against the underwriters, and against the Company, Glenn D. Bollinger and Bobby D. Bollinger, generally seeking contribution.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

The case has been transferred to the 191st Judicial District Court and the trial is currently stayed, pending an appeal of the class certification filed by Grant Thornton and the Bollinger parties. The Appellants' Briefs of Grant Thornton and the Bollinger parties are due to be filed by June 30, 2000. The Company believes that it has several meritorious defenses to Plaintiffs' claims. This case continues to be mediated through the ongoing efforts of a mediator.

Civil Action No. 3:96C-V-0823-L; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, and Michael
J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division (the "STI Lawsuit"):

The Company, Glenn D. Bollinger, Bobby D. Bollinger, and Michael J. Beck are defendants in a lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Like the Suntrust lawsuit, this lawsuit was also filed as a class action on behalf of a class of persons who purchased securities issued by the Company at prices which allegedly were artificially inflated and maintained in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. A class certification has been granted by the court. The Defendants dispute the claims and are contesting the claims vigorously. The Plaintiffs have filed a Motion for Partial Summary Judgment against Bollinger Industries, Inc., which has been briefed and is currently pending. The case is currently not set for trial, and through the efforts of a mediator, mediation is ongoing.

Civil Action No. 00-1842-J Curtis Logan v. Bollinger Industries, Inc., In the 191st Judicial District Court, Dallas County Texas ("the Logan Lawsuit"):

Logan's cross-claim for indemnity against the Company was severed after the Court granted summary judgment as to liability on Logan's indemnity claims, plus his attorneys' fees and expenses, and this case is the result. Settlement negotiations have produced a Rule 11 Agreement which was executed subsequent to March 31, 2000 for $150,000. This amount is included in the contingency for legal settlement in the accompanying balance sheet.

An investigation of the Company's Employee Stock Ownership Plan (the "ESOP") had been pending before the U.S. Department of Labor ("USDoL") since 1996. Assets of the ESOP are held in the Company's 401(k) Plan, which is the successor to the ESOP. The USDoL had asserted various breaches of fiduciary duties by the Company and the Plan trustees arising out of the administration of the ESOP. During the quarter ended December 31, 1999 the Company entered into a closing agreement with the USDoL that allows for the continuation of the Plan provided the Company completes certain corrective measures resulting from the 1994 time period, including payment of $114,094 into the Plan, with the first installment in the amount of $48,547 paid into the Plan in January 2000 and the balance of $65,547 to be paid in January 2001, which has been provided for.

The Internal Revenue Service ("IRS") has examined the Company's Employees Retirement Plan and Trust (the "Plan"). Based on the 1994 plan year audit, the IRS proposed to disqualify the Plan for purposes of

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

Section 401(a) of the Code. During the quarter ended December 31, 1999 the Company entered into a closing agreement with the IRS that allows for the continuation of the Plan provided the Company completes certain corrective measures resulting from the 1994-1995 time period including the payment of $52,000 which was deposited into the Plan in October 1999.

At March 31, 2000 the Company has a $975,387 standby letter of credit with a financial institution. The standby letter of credit collateralizes certain capitalized leased equipment and related software.

In connection with an investigation by the Securities and Exchange Commission, in September 1996 the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed not to act as a director or officer of a registered or reporting entity in the future.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business, that could have a material adverse effect on the Company.

NOTE N - SUBSEQUENT EVENTS

The Company has entered into a settlement with Curtis Logan and his attorneys in reference to an indemnity claim filed by Mr. Logan. The Company made a payment of $30,000 on June 14, 2000 and entered into a Rule 11 agreement for an additional payment of $120,000 due October 14, 2000.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II





BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

In connection with our audit of the consolidated financial statements of Bollinger Industries, Inc. and Subsidiaries referred to in our report dated June 14, 2000, we have also audited Schedule II for the years ended March 31, 2000, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                     King Griffin & Adamson P.C.


Dallas, Texas
June 14, 2000

                                                                     Schedule II

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                      Additions
                                       Balance at     Charged to   Charged to
                                        beginning      costs and      other                    Balance at end
          Description                   of year        expenses     accounts     Deductions       of year
          -----------                  ----------     ----------   ----------   -----------    --------------
Year ended March 31, 1998
   Allowance for doubtful accounts     $  844,312     $  253,441     $   --     $  (647,753)     $  450,000
   Inventory obsolescence reserve       1,559,770      1,433,367         --        (790,258)      2,202,879
   Returns and allowance reserve        1,855,000      3,228,908         --      (4,173,883)        910,025
   Advertising reserve                    300,000        972,782         --      (1,022,782)        250,000

Year ended March 31, 1999
   Allowance for doubtful accounts     $  450,000     $  240,000     $   --     $  (213,381)     $  476,619
   Inventory obsolescence reserve       2,202,879        729,762         --      (1,386,424)      1,546,217
   Returns and allowance reserve          910,025      2,971,638         --      (2,461,708)      1,419,955
   Advertising reserve                    250,000        746,389         --        (760,116)        236,273

Year ended March 31, 2000
   Allowance for doubtful accounts     $  476,619     $  255,000     $   --     $  (188,232)     $  543,387
   Inventory obsolescence reserve       1,546,217             --         --        (844,642)        701,575
   Returns and allowance reserve        1,419,955      2,012,981         --      (1,684,089)      1,748,847
   Advertising reserve                    236,273        807,000         --        (715,763)        327,510


Note - Deductions represent uncollectible accounts, inventories written off, or credits issued for returns and allowances and advertising.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
11                Statement Regarding Computation of Per Share Data

21                Subsidiaries

27                Financial Data Schedule