Form 10-Q
period 2000-06-30
BOLLINGER INDUSTRIES INC
filed 2000-08-11
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000 or

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

         As of August 2, 2000, 4,400,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------

PART I - FINANCIAL INFORMATION

           Item 1.      Consolidated Financial Statements

                        Consolidated Balance Sheets -
                        June 30, 2000 (unaudited) and March 31, 2000                                        3

                        Consolidated Statements of Operations -
                        Quarters Ended June 30, 2000 and 1999 (unaudited)                                   5

                        Consolidated Statements of Cash Flows -
                        Quarters Ended June 30, 2000 and 1999 (unaudited)                                   6

                        Notes to Consolidated Financial Statements (unaudited)                              7

           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                       12

           Item 3.      Quantitative and Qualitative Disclosures about Market Risk                          14

PART II - OTHER INFORMATION

           Item 1.      Legal Proceedings                                                                   15

           Item 2.      Changes in Securities and Use of Proceeds                                           17

           Item 3.      Defaults Upon Senior Securities                                                     17

           Item 4.      Submission of Matters to a Vote of Security Holders                                 17

           Item 5.      Other Information                                                                   17

           Item 6.      Exhibits and Reports on Form 8-K                                                    17

SIGNATURES                                                                                                  18


                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS                                     June 30, 2000    March 31, 2000
                                                                                 -------------    --------------
                                                                                  (unaudited)
CURRENT ASSETS
     Cash                                                                         $    125,092     $    959,242
     Accounts receivable - trade net allowance for doubtful accounts of $560,654 and $543,387 and allowance for returns and allowances of $1,239,100 and $1,748,847 and allowance for advertising
            of $486,360 and $327,510                                                 5,661,132        6,277,077
     Prepaid expenses                                                                  111,235          129,613
     Inventories, net                                                               10,515,140        9,581,676
     Other                                                                              17,091           47,788
                                                                                  ------------     ------------

                   Total current assets                                             16,429,690       16,995,396

PROPERTY PLANT AND EQUIPMENT - NET                                                   1,735,917        1,815,695

OTHER ASSETS
     Goodwill, net of accumulated amortization of $621,775 and $532,950              2,931,225        3,020,050
      License rights, net of accumulated amortization of $125,125
            and $107,250                                                               589,875          607,750
     Notes receivable and other                                                        104,985          106,254
     Deferred marketing costs, net of accumulated amortization of $712,667
            and $534,500                                                             1,424,738        1,602,905
     Deferred financing fees - net of accumulated amortization of $748,566
            and $711,398                                                                12,388           49,556
                                                                                  ------------     ------------

                   Total other assets                                                5,063,211        5,386,515
                                                                                  ------------     ------------

TOTAL ASSETS                                                                      $ 23,228,818     $ 24,197,606
                                                                                  ============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                       LIABILITIES AND STOCKHOLDERS' EQUITY            June 30, 2000     March 31, 2000
                                                                       -------------     --------------
                                                                        (unaudited)
CURRENT LIABILITIES
       Current portion of long-term debt                                $  1,275,091      $  1,336,426
       Current portion of capital lease obligations                           99,304            76,938
       Accounts payable-trade                                              7,155,244         6,427,069
       Taxes payable                                                          51,304            53,104
       Accrued liabilities                                                   838,805           644,673
       Accrued product liability                                             417,993           391,879
                                                                        ------------      ------------

                 Total current liabilities                                 9,837,741         8,930,089

LONG-TERM LIABILITIES
       Long-term debt, less current portion                                7,731,286         8,701,886
       Capital lease obligations, less current portion                       865,912           913,328
       Contingency for legal settlement                                    2,970,000         3,000,000
       Other                                                                  33,335            33,335
                                                                        ------------      ------------

               Total long-term liabilities                                11,600,533        12,648,549
                                                                        ------------      ------------

               Total liabilities                                          21,438,274        21,578,638
                                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note F)

STOCKHOLDERS' EQUITY
       Preferred stock -- $.01 par value;
                1,000,000 shares authorized; none issued                          --                --
       Common stock -- $.01 par value; 8,000,000 shares authorized;
                4,400,210 shares issued and outstanding                       44,002            44,002
       Capital in excess of par                                           15,519,058        15,519,058
       Treasury Stock                                                        (11,947)               --
       Accumulated deficit                                               (13,760,569)      (12,944,092)
                                                                        ------------      ------------

                  Total stockholders' equity                               1,790,544         2,618,968
                                                                        ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 23,228,818      $ 24,197,606
                                                                        ============      ============



        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                QUARTER ENDED JUNE 30,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------

Net sales                                                   $  8,989,403      $  7,165,588
Cost of goods sold                                             6,225,100         4,797,924
                                                            ------------      ------------

     Gross profit                                              2,764,303         2,367,664

Selling expenses                                               1,062,303           726,886
Distribution, general and
    administrative expenses                                    2,154,150         2,033,056
                                                            ------------      ------------
                                                               3,216,453         2,759,942
                                                            ------------      ------------

     Operating  loss                                            (452,150)         (392,278)

Other expense (income)
     Interest expense                                            364,299           251,865
     Gain on sale of assets                                           --            (4,685)
     Other                                                            28              (774)
                                                            ------------      ------------
                                                                 364,327           246,406
                                                            ------------      ------------

Loss before income tax expense                                  (816,477)         (638,684)

Income tax expense                                                    --                --
                                                            ------------      ------------


Net loss                                                    $   (816,477)     $   (638,684)
                                                            ============      ============

Per share data (basic and diluted):

Basic loss per share                                        $      (0.19)     $      (0.15)
                                                            ============      ============

Diluted loss per share                                      $      (0.19)     $      (0.15)
                                                            ============      ============


Shares used in the calculation of per share amounts:

    Basic common shares                                        4,400,210         4,400,210
    Dilutive impact of stock options                                  --                --
                                                            ------------      ------------
    Diluted common shares                                      4,400,210         4,400,210
                                                            ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          QUARTER ENDED JUNE 30,
                                                                      ------------------------------
                                                                          2000              1999
                                                                      ------------      ------------
Cash flows from operating activities
     Net loss                                                         $   (816,477)     $   (638,684)
     Adjustments to reconcile net earnings (loss) to net cash
           provided by (used in) operating activities
        Gain on sale of assets                                                  --            (4,685)
        Contingency for legal settlement                                   (30,000)               --
        Depreciation and amortization                                      488,574           307,848
        Provision for returns and allowances                               369,942           513,982
        Provision for doubtful accounts                                     18,807            15,000
        Provision for advertising                                          326,153            96,000
        Provision for obsolete inventory                                   176,556                --
     Changes in operating assets and liabilities
        Accounts receivable-trade                                          (98,957)        1,299,411
        Other                                                               30,697           (12,050)
        Inventories                                                     (1,110,020)          136,680
        Prepaid and other expenses                                          18,378            28,828
        Notes receivable and other assets                                      572             1,008
        Accounts payable-trade                                             728,175         1,121,948
        Taxes payable                                                       (1,800)           18,180
        Accrued liabilities                                                194,132          (229,258)
        Accrued product liability                                           26,114           (33,344)
        Other long-term liabilities                                             --            33,335
                                                                      ------------      ------------

           Net cash provided by operating activities                       320,846         2,654,199

Cash flows from investing activities
    Reimbursements (purchases) of property and equipment                   (86,064)           12,000
    Proceeds from sale of assets                                                --             6,103
                                                                      ------------      ------------

           Net cash provided by (used in) investing activities             (86,064)           18,103

Cash flows from financing activities
     Net payments on long-term debt                                     (1,031,935)       (2,715,774)
     Payments on capital lease obligations                                 (25,050)          (57,719)
     Purchase of treasury stock                                            (11,947)               --
                                                                      ------------      ------------

           Net cash used in financing activities                        (1,068,932)       (2,773,493)

           Net increase (decrease) in cash                                (834,150)         (101,191)

Cash at beginning of period                                                959,242           125,719
                                                                      ------------      ------------

Cash at end of period                                                 $    125,092      $     24,528
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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - GENERAL

The consolidated interim financial statements include the accounts of Bollinger Industries, Inc., its wholly owned subsidiaries, and Bollinger Industries, L.P., a partnership wholly-owned by Bollinger's subsidiaries (collectively the "Company").

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended March 31, 2000 contained in the Company's Annual Report on Form 10-K.

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

Reclassifications

When necessary, certain prior year amounts have been reclassified to conform to the current year presentation.

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

In certain limited circumstances, the Company has followed a "buyback" policy whereby the Company purchases competitors' product from a new customer in order to obtain shelf space for the Company's product lines. The cost of such buybacks is amortized over the life of the program, which typically has been two to three years.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                   QUARTER ENDED JUNE 30,
                                   ---------------------
                                     2000         1999
                                   --------     --------
     Interest paid                 $343,310     $205,957


NOTE C - INVENTORIES

                                          June 30,          March 31,
                                            2000              2000
                                        ------------      ------------
     Raw materials                      $    311,539      $    360,934
     Finished goods                       11,077,825         9,922,317
     Reserve for obsolescence               (874,224)         (701,575)
                                        ------------      ------------
                                        $ 10,515,140      $  9,581,676
                                        ============      ============

NOTE D - NOTES PAYABLE AND LONG TERM DEBT

The Company currently has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 2000 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of June 30, 2000 there was $7,844,000 outstanding under the loan agreement. Availability under the line was $37,000 at June 30, 2000. During the quarter ending June 30, 2000 the Company received a waiver for noncompliance of a certain negative performance covenant of the loan agreement involving the tangible net worth ratio.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE D - NOTES PAYABLE AND LONG TERM DEBT-CONTINUED

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

NOTE E - INCOME TAXES

The Company's effective income tax rates for the three months ended June 30, 1999 and 2000 was 0% because of the lack of taxable income. At June 30, 2000 the Company had net operating losses available to offset future taxable income of approximately $10 million which begin expiring in 2011.

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

The case has been transferred to the 191st Judicial District Court and the trial is currently stayed, pending an appeal of the class certification filed by Grant Thornton and the Bollinger parties. The Appellants' Briefs of Grant Thornton and the Bollinger parties were filed on June 30, 2000. The Company believes that it has several meritorious defenses to Plaintiffs' claims. This case continues to be mediated through the ongoing efforts of a mediator.

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

Civil Action No. 00-1842-J Curtis Logan v. Bollinger Industries, Inc.; in the 191st Judicial District Court, Dallas County, Texas ("the Logan Lawsuit"):

Logan's cross-claim for indemnity against the Company was severed after the Court granted summary judgment as to liability on Logan's indemnity claims, plus his attorneys' fees and expenses, and this case is the result. Settlement negotiations have produced a Rule 11 Agreement which was executed during the quarter ending June 30, 2000 for $150,000. The Company paid $30,000 during June 2000 and the remaining $120,000 is scheduled to be paid in October 2000. This amount is included in the contingency for legal settlement in the accompanying balance sheet.

At June 30, 2000 the Company has a $975,387 standby letter of credit with a financial institution. The standby letter of credit collateralizes certain capitalized leased equipment and related software.

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

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business that could have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 2000 and March 31, 1999; the Company's Form 10-Q for the quarter ended June 30, 1999; and the consolidated financial statements and related notes for the quarter ended June 30, 2000 found elsewhere in this report.

QUARTER ENDED JUNE 30, 2000 COMPARED WITH QUARTER ENDED JUNE 30, 1999

Net sales increased for the quarter ended June 30, 2000 by approximately $1,824,000 on a comparative basis with the prior year, an increase of 25.5%. The increase in net sales resulted from placement of product with a major mass merchandiser in July 1999 and placement of product with a major television shopping account.

Gross profits as a percent of net sales decreased for fitness accessory products to 30.8% in the quarter ended June 30, 2000 from 33.0% in the quarter ended June 30, 1999. The decrease was primarily due to increased costs to service the major mass merchandiser.

Selling expenses for the quarter ended June 30, 2000 increased by approximately $335,000 as compared to the quarter ended June 30, 1999, and increased as a percentage of net sales to 11.8% from 10.1%. The increase in selling expense was primarily related to increased costs of advertising programs to support sales increases.

Distribution, general and administrative expenses for the quarter ended June 30, 2000 increased by approximately $121,000 as compared to the quarter ended June 30, 1999, and decreased as a percentage of net sales to 24.0% in 2000 from 28.4% in 1999. The increase in distribution, general and administrative expenses resulted from increases in cost of providing "EDI" computer services to a major mass merchandiser, increases in product liability insurance and increases in legal expense to defend patents on licensed product.

The Company sustained an operating loss of $452,000 for the quarter ended June 30, 2000, as compared to an operating loss of $392,000 in the same quarter last year or a change of $60,000. As a percentage of net sales, the operating loss decreased from 5.5% in 1999 to 5.0% in 2000. The increase of the operating loss was primarily from increases in costs listed above offset by increased gross profit.

Interest expense for the quarter ended June 30, 2000 was approximately $364,000 compared to approximately $252,000 for the same quarter in the previous year. The increase in interest expense was primarily due to an increase in the borrowed balance and a 2% increase in the interest rate assessed by a financial institution.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of outside financing in the past several years has been short-term borrowings from an asset-based lender. Net cash provided by operating activities for the quarter ended June 30, 2000 was $321,000 compared to cash provided by operating activities for the same period in the prior year of $2,654,000.

The Company has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 2000 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all the Company's assets, including accounts receivable and inventory. As of June 30, 2000 there was $7,844,000 outstanding under the loan agreement. Availability under the line was $37,000 at June 30, 2000. During the quarter ending June 30, 2000 the Company received a waiver for noncompliance of a certain negative performance covenant of the loan agreement involving the tangible net worth ratio.

The Company has a convertible subordinated note payable for $1,400,000 with a five-year term pursuant to the asset purchase agreement with The Step Company. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

Outstanding balances in the quarter ended June 30, 2000 bore interest at a rate of 11.25% compared to an approximate rate of 9.25% for the quarter ended June 30, 1999.

In March 1999, the Company recorded a contingent liability of $3,000,000 in anticipated settlement of both the STI and Suntrust Lawsuits. The plaintiffs withdrew the negotiated settlement offer subsequent to the end of June 1999. A $2,970,000 accrual for legal contingency remains on the balance sheet in anticipation of continuing negotiations. Whether the Company will be successful in securing a final settlement is uncertain.

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

The case has been transferred to the 191st Judicial District Court and the trial is currently stayed, pending an appeal of the class certification filed by Grant Thornton and the Bollinger parties. The Appellants' Briefs of Grant Thornton and the Bollinger parties were filed on June 30, 2000. The Company believes that it has several meritorious defenses to Plaintiffs' claims. This case continues to be mediated through the ongoing efforts of a mediator.

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

Civil Action No. 00-1842-J Curtis Logan v. Bollinger Industries, Inc., In the 191st Judicial District Court, Dallas County Texas ("the Logan Lawsuit"):

Logan's cross-claim for indemnity against the Company was severed after the Court granted summary judgment as to liability on Logan's indemnity claims, plus his attorneys' fees and expenses, and this case is the result. Settlement negotiations have produced a Rule 11 Agreement which was executed during the quarter ending June 30, 2000 for $150,000. The Company paid $30,000 during June 2000 and the remaining $120,000 is scheduled to be paid in October 2000. This amount is included in the contingency for legal settlement in the accompanying balance sheet.

At June 30, 2000 the Company has a $975,387 standby letter of credit with a financial institution. The standby letter of credit collateralizes certain capitalized leased equipment and related software.

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

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, arising in the ordinary course of business that could have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.72 Amendment No. 2 to Amended and Restated Loan and Security Agreement dated June 6, 2000 between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc., and Foothill Capital Corporation

          11    Computation of Earnings Per Share

          27    Financial Data Schedule


     (b) No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BOLLINGER INDUSTRIES, INC.


Date:  August 10, 2000                     /s/ Glenn D. Bollinger
                                           -------------------------------------
                                             Glenn D. Bollinger
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date:  August 10, 2000                     /s/ Rose Turner
                                           -------------------------------------
                                             Rose Turner
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, Chief
                                             Operating Officer,  Treasurer and
                                             Secretary
                                             (Principal Financial Officer)



Date:  August 10, 2000                     /s/ Floyd DePauw
                                           -------------------------------------
                                             Floyd DePauw
                                             Controller and Chief Accounting
                                             Officer (Principal Accounting
                                             Officer)

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------

         10.72    Amendment No. 2 to Amended and Restated Loan and Security
                  Agreement dated June 6, 2000 between Bollinger Industries,
                  Inc., Bollinger Industries, L.P. and NBF, Inc., and Foothill
                  Capital Corporation

         11       Computation of Earnings Per Share

         27       Financial Data Schedule