Form 10-Q
period 2000-09-30
BOLLINGER INDUSTRIES INC
filed 2000-11-17
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
         September 30, 2000 or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period
         from                 to
               --------------    -------------

                         Commission file number 0-22716


                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         75-2502577
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

Yes  X         No
    ---             ---
         As of November 8, 2000, 4,400,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

           Item 1.      Consolidated Financial Statements

                        Consolidated Balance Sheets -
                        September 30, 2000 (unaudited) and March 31, 2000                         3

                        Consolidated Statements of Operations -
                        Three and Six Months Ended September 30, 2000 and 1999 (unaudited)        5

                        Consolidated Statements of Cash Flows -
                        Six Months Ended September 30, 2000 and 1999 (unaudited)                  6

                        Notes to Consolidated Financial Statements (unaudited)                    7

           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                             13

           Item 3.      Quantitative and Qualitative Disclosures about Market Risks               16

PART II - OTHER INFORMATION

           Item 1.      Legal Proceedings                                                         17

           Item 2.      Changes in Securities and Use of Proceeds                                 19

           Item 3.      Defaults Upon Senior Securities                                           19

           Item 4.      Submission of Matters to a Vote of Security Holders                       19

           Item 5.      Other Information                                                         20

           Item 6.      Exhibits and Reports on Form 8-K                                          20

SIGNATURES                                                                                        21

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                               SEPTEMBER 30,      MARCH 31,
                                                                                  2000              2000
                                                                              --------------   --------------
                                                                               (unaudited)
CURRENT ASSETS
      Cash                                                                    $      660,732   $      959,242
      Accounts receivable - trade, net allowance for doubtful accounts of
          $565,666 and $543,387 and allowance for returns and allowances of
          $914,464 and $1,748,847 and allowance for advertising of $527,610
          and $327,510                                                             6,015,243        6,277,077
      Prepaid expenses                                                               223,183          129,613
      Inventories, net                                                             9,946,175        9,581,676
      Other current assets                                                            18,614           47,788
                                                                              --------------   --------------

          Total current assets                                                    16,863,947       16,995,396

PROPERTY AND EQUIPMENT - NET                                                       1,569,968        1,815,695

OTHER ASSETS
      Goodwill, net of accumulated amortization of $710,600 and $532,950
                                                                                   2,842,400        3,020,050
      License rights, net of accumulated amortization of $143,000 and
         $107,250                                                                    572,000          607,750
      Notes receivable and other                                                     103,714          106,254
      Deferred marketing costs, net of accumulated amortization of $890,833
         and $534,500                                                              1,246,572        1,602,905
      Deferred financing fees - net of accumulated amortization of $760,954
         fully amortized and $711,398                                                     --           49,556
                                                                              --------------   --------------

         Total other assets                                                        4,764,686        5,386,515
                                                                              --------------   --------------

TOTAL ASSETS                                                                  $   23,198,601   $   24,197,606
                                                                              ==============   ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        SEPTEMBER 30,      MARCH 31,
                                                                            2000             2000
                                                                       --------------    --------------
                                                                        (unaudited)
CURRENT LIABILITIES
       Current portion of long term debt (Note D)                      $    7,582,264    $    1,336,426
       Current portion of capital lease obligations                           163,068            76,938
       Accounts payable - trade                                             7,946,658         6,427,069
       Taxes payable                                                           51,304            53,104
       Accrued liabilities                                                    956,078           644,673
       Accrued product liability                                              382,059           391,879
                                                                       --------------    --------------

              Total current liabilities                                    17,081,431         8,930,089
                                                                       --------------    --------------

LONG-TERM LIABILITIES
       Long-term debt, less current portion                                   818,914         8,701,886
       Capital lease obligations, less current portion                        782,973           913,328
       Contingency for legal settlement                                     2,850,000         3,000,000
       Other long-term liabilities                                             33,335            33,335
                                                                       --------------    --------------

              Total long-term liabilities                                   4,485,222        12,648,549
                                                                       --------------    --------------

              Total liabilities                                            21,566,653        21,578,638
                                                                       --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note F)

STOCKHOLDERS' EQUITY
       Preferred stock -- $.01 par value;
                1,000,000 shares authorized; none issued                           --                --
       Common stock -- $.01 par value; 20,000,000 shares authorized;
                4,400,210 shares issued                                        44,002            44,002
       Capital in excess of par                                            15,519,058        15,519,058
       Accumulated deficit                                                (13,919,165)      (12,944,092)
       Treasury stock, at cost                                                (11,947)               --
                                                                       --------------    --------------

             Total stockholders' equity                                     1,631,948         2,618,968
                                                                       --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   23,198,601    $   24,197,606
                                                                       ==============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                THREE MONTHS ENDED    THREE MONTHS ENDED   SIX MONTHS ENDED     SIX MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,
                                      2000                 1999                 2000                 1999
                                -----------------    -----------------    -----------------    -----------------
Net sales                       $       9,717,893    $       9,532,873    $      18,707,296    $      16,698,461
Cost of goods sold                      6,432,416            5,941,168           12,657,516           10,739,092
                                -----------------    -----------------    -----------------    -----------------

  Gross profit                          3,285,477            3,591,705            6,049,780            5,959,369

Selling expenses                        1,016,212            1,045,892            2,078,515            1,772,778
Distribution, general and
 administrative expenses                2,076,472            2,202,631            4,230,622            4,235,687
                                -----------------    -----------------    -----------------    -----------------
                                        3,092,684            3,248,523            6,309,137            6,008,465
                                -----------------    -----------------    -----------------    -----------------

  Operating profit (loss)                 192,793              343,182             (259,357)             (49,096)

Other expense (income)
  Interest expense                        351,389              267,310              715,688              519,175
  Gain on sale of assets                       --               (1,067)                  --               (5,752)
  Other                                        --               (2,734)                  28               (3,508)
                                -----------------    -----------------    -----------------    -----------------
                                          351,389              263,509              715,716              509,915
                                -----------------    -----------------    -----------------    -----------------
Earnings (loss) before
 income tax expense (benefit)
                                         (158,596)              79,673             (975,073)            (559,011)

Income tax expense                             --                   --                   --                   --
                                -----------------    -----------------    -----------------    -----------------

Net earnings (loss)             $        (158,596)   $          79,673    $        (975,073)   $        (559,011)
                                =================    =================    =================    =================


Basic earnings (loss per
 share)                         $           (0.04)   $            0.02    $           (0.22)   $           (0.13)
                                =================    =================    =================    =================

Diluted earnings (loss) per
 share                          $           (0.04)   $            0.02    $           (0.22)   $           (0.13)
                                =================    =================    =================    =================

Shares used in the
  calculation of per share
  amounts:

Basic common shares                     4,400,210            4,400,210            4,400,210            4,400,210
                                =================    =================    =================    =================

Diluted common shares                   4,400,210            4,400,210            4,400,210            4,400,210
                                =================    =================    =================    =================


        The accompanying notes are an integral part of these consolidated financial statements.

                  BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                                         2000              1999
                                                                   ----------------    ----------------
Cash flows from operating activities
     Net loss                                                      $       (975,073)   $       (559,011)
     Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities
         Gain on sale of assets                                                  --              (5,752)
         Contingency for legal settlement                                  (150,000)                 --
         Depreciation and amortization                                      972,708             606,287
         Provision for returns and allowances                               744,389             556,731
         Provision for doubtful accounts                                     24,755             230,000
         Provision for advertising                                          602,097             512,000
         Provision for obsolete inventory                                   261,563                  --
         Changes in operating assets and liabilities
             Accounts receivable -trade                                  (1,109,407)         (1,250,910)
             Other                                                           29,174             (40,554)
             Inventories                                                   (626,062)             76,728
             Prepaid and other expenses                                     (93,570)           (161,551)
             Notes receivable and other assets                                1,144               2,527
             Accounts payable-trade                                       1,519,589             552,016
             Taxes payable                                                   (1,800)             48,628
             Accrued liabilities                                            311,405             (88,685)
             Accrued product liability                                       (9,820)            (16,419)
             Other long-term liabilities                                         --              33,335
                                                                   ----------------    ----------------

             Net cash provided by operating activities                    1,501,092             495,370

Cash flows from investing activities
         Reimbursements (purchases) of property and equipment              (106,296)              1,416
         Proceeds from sale of assets                                            --               7,170
                                                                   ----------------    ----------------

             Net cash provided by (used in) investing activities           (106,296)              8,586

Cash flows from financing activities
         Net payments on long-term debt                                  (1,637,134)           (379,000)
         Payments on capital lease obligations                              (44,225)           (116,539)
         Purchase of treasury stock                                         (11,947)                 --
                                                                   ----------------    ----------------

             Net cash used  in financing activities                      (1,693,306)           (495,539)

             Net increase (decrease) in cash                               (298,510)              8,417

Cash at beginning of period                                                 959,242             125,719
                                                                   ----------------    ----------------

Cash at end of period                                              $        660,732    $        134,136
                                                                   ================    ================

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

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                      SIX MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------
                                           2000            1999
                                      -------------   --------------
                      Interest paid   $     679,876   $     447,716

NOTE C - INVENTORIES

                                                  September 30,        March 31,
                                                     2000                2000
                                                 ---------------    ---------------
                      Raw materials              $       236,739    $       360,934
                      Finished goods                  10,445,558          9,922,317
                      Reserve for obsolescence          (736,122)          (701,575)
                                                 ---------------    ---------------
                                                 $     9,946,175    $     9,581,676
                                                 ===============    ===============

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE D - NOTES PAYABLE AND LONG TERM DEBT

The Company currently has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 2000 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of September 30, 2000 there was a $7,197,000 outstanding balance including a $273,000 overadvance on the credit line. The Company entered into a forbearance agreement with the lender effective as of September 13, 2000 acknowledging the overadvance, the lender's forbearance of its rights and remedies with respect to the overadvance and establishing October 16, 2000 as the resolution date. The Company repaid the overadvance by October 16, 2000. As of September 30, 2000 the Company was in default on certain financial covenants, specifically the current ratio and tangible net worth covenants which were not addressed by the forbearance agreement and which remain uncured; therefore, this debt is classified as a current liability in the accompanying financial statements. The Company's ability to utilize the credit facility is predicated on future levels of accounts receivable and inventory and the forbearance of the lender regarding covenant defaults. If the loan is accelerated, the Company would seek alternative financing, but there is no guarantee the Company would be successful in obtaining this financing. This action would have a materially adverse effect on the Company.

The Company has a convertible subordinated note payable for $1,400,000 with a five-year term pursuant to an asset purchase agreement with The Step Company. As of September 30, 2000 there was a $979,000 outstanding balance. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

NOTE E - INCOME TAXES

The Company's effective income tax rates for the three and six months ended September 30, 1999 and 2000 was 0% as the Company generated losses for financial and income tax reporting purposes. Such losses are offset by a 100% valuation allowance. At September 30, 2000 the Company had net operating losses available to offset future taxable income of approximately $10.2 million which begin expiring in 2011.

NOTE F- COMMITMENTS AND CONTINGENCIES

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

Civil Action No. 00-1842-J Curtis Logan v. Bollinger Industries, Inc.; in the 191st Judicial District Court, Dallas County, Texas ("the Logan Lawsuit"):

Logan's cross-claim for indemnity against the Company was severed after the Court granted summary judgment as to liability on Logan's indemnity claims, plus his attorneys' fees and expenses, and this case is the result. Settlement negotiations have produced a Rule 11 Agreement which was executed during the quarter ending June 30, 2000 for $150,000. The Company paid $30,000 during June 2000 and the remaining $120,000 was paid in October 2000.

At September 30, 2000 the Company has a $975,387 standby letter of credit with a financial institution. The standby letter of credit collateralizes certain capitalized leased equipment and related software.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)

NOTE F - COMMITMENTS AND CONTINGENCIES-CONTINUED

Cause No. EDCV00-312-RT; Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. ("FIT") v. Kmart Corporation and Bollinger Industries, Inc.; in U.S. District Court for the Central District of California, Eastern Division filed on January 24, 2000. The Plaintiffs have asserted claims of patent infringement relating to a patent on a sit-up exerciser. Defendants Bollinger and Kmart brought counterclaims alleging invalidity and unenforceability of the patent.

Cause No. 400-CV-0135A; Bollinger Industries v. Precise Exercise Equipment and Fitness Innovations and Technologies, Inc. ("FIT") was filed in U.S. District Court in the Northern District of Texas, Fort Worth Division on February 29, 2000 seeking a declaratory judgment that Precise's patent being asserted in the California litigation is invalid or unenforceable and not infringed. This case involves the same subject matter as the California litigation.

Subsequent to the date of this report, the Company and Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. entered into a Patent Settlement Agreement which allows the Company to sell its remaining inventory of the sit-up exerciser through March 1, 2001 in the normal course of business and requires the Company to assist in the transition of the Company's customer base for the sit-up exerciser to Precise Exercise Equipment, Inc. Concurrently, the Company has entered into a Sublicense Agreement with Precise which grants Precise rights for a period of three years to an unrelated Bollinger held patented product. This settlement agreement settles both the California action, as well as the Texas action.

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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE G - ONGOING OPERATIONS

The Company's ability to continue as a going concern is dependent on its ability to generate sufficient funding from operations, the resolution of the shareholder lawsuits and continued lender forbearance related to the Company's line of credit.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 2000 and March 31, 1999; the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1999, September 30, 1999, December 31, 1999, and June 30, 2000; and the consolidated financial statements and related notes for the quarter ended September 30, 2000 found elsewhere in this report.

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the quarter and six months ended September 30, 2000 increased over prior year. Net sales for the quarter increased $185,000 or 1.9% and net sales for six months increased $2,009,000 or 12.0%. Distribution with a major mass merchandiser was reacquired in July 1999 partially accounting for the percentage increase on a year to date basis. Additionally, distribution of the Company's products has been expanded with a television shopping channel. A component of net sales is returns and discounts. The Company allowed a higher percentage of returns and discounts in the first six months of the current year, which depressed the overall sales gain by approximately $349,000. While not readily apparent in the net sales numbers, the returns and discounts have a direct effect on gross profits as discussed below.

The Company continues to source its products from the highest quality low cost providers available. Many of the Company's products are sourced globally and consolidated for inspection, review and reshipping from the Grand Prairie, Texas facility. Several of the Company's major customers have specific shipping guidelines that require specialized handling and dedicated electronic interfaces. The ability to provide these services enables the Company to remain price competitive and further- more allows the Company to offer sales "programs" to the mass merchandisers. The cost of these programs is reflected in returns and discounts as a deduction from net sales which directly affects the gross profit of the Company on a percentage basis.

Gross profits as a percent of net sales decreased for fitness accessory products to 33.8% in the quarter ended September 30, 2000 from 37.7% in the quarter ended September 30, 1999. Gross profits as a percent of net sales decreased for fitness accessory products to 32.3% in the six months ended September 30, 2000 from 35.7% in the six-month period ended September 30, 1999. These percentage decreases are directly related to the "program" costs mentioned above.

Selling expenses for the quarter ended September 30, 2000 decreased by $30,000 as compared to the quarter ended September 30, 1999 and decreased as a percentage of net sales to 10.5% from 11.0%. Advertising expense decreased from prior year offset by increases in small package freight, commissions and sales salaries. Selling expenses for the six months ended September 30, 2000 increased by $306,000 as compared to the six months ended September 30, 1999, and increased as a percentage of net sales to 11.1% from 10.6%. Increases in advertising, payroll, royalties and freight were the primary components of the dollar increase.

Distribution, general and administrative expenses for the quarter ended September 30, 2000 decreased by $126,000 as compared to the quarter ended September 30, 1999, and decreased as a percentage of net sales to 21.4% in 2000 from 23.1% in 1999. The Company experienced decreases in bad debt expense, as well as decreases in consulting costs partially offset by the increased cost of freight demurrage. Distribution, general and administrative expenses for the six months ended September 30, 2000 decreased by $5,000 as compared to the same period in 1999 and decreased as a percentage of net sales to 22.6% from 25.4%. In March 2000 the Company suspended the use of fulfillment contractors in California and transferred the product to the Grand Prairie warehouse for servicing. Savings in the first six months of comparative expenses were exceeded by the cost of the freight demurrage incurred due to the Company's restricted cash flow. Additional contributing factors include higher depreciation, salaries, legal expenses and electronic interchange expenses offset by improvements in bad debt and consulting expense.

The Company generated an operating profit of $193,000 for the quarter ended September 30, 2000, as compared to an operating profit of $343,000 in the same quarter in 1999. As a percentage of net sales, the operating profit decreased to 2.0% in 2000 from 3.6% in 1999. The reduced gross profit of $306,000 due to discounts offered the customers was partially offset by overall improvement in operating expenses of $156,000 for a net quarterly reduction of $150,000. The Company sustained an operating loss of $259,000 for the six months ended September 30, 2000 as compared to an operating loss of $49,000 in the same period last year. As a percentage of net sales, the operating loss increased to (1.4%) in 2000 from (0.3%) in 1999. Increases in selling expenses, particularly related to advertising, payroll and freight were contributing factors to the greater loss.

Interest expense for the quarter ended September 30, 2000 was $351,000 compared to $267,000 for the same quarter in 1999. Interest expense for the six months ended September 30, 2000 was $716,000 compared to $519,000 for the same period in 1999. The increase in interest expense was primarily due to an increase in the borrowed balance and a 1.9% increase in the interest rate assessed by a financial institution.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of outside financing in the past several years has been short-term borrowings from an asset-based lender. Net cash provided by operating activities for the six months ended September 30, 2000 was $1,501,092 compared to cash provided by operating activities for the same period in the prior year of $495,370. The increase in cash provided was primarily from an increase in accounts payable-trade.

The Company currently has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. In June 2000 the loan agreement was amended, primarily revising certain negative performance covenants involving tangible net worth and debt to tangible net worth ratios. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of September 30, 2000 there was a $7,197,000 outstanding balance including a $273,000 overadvance on the credit line. The Company entered into a forbearance agreement with the lender effective as of September 13, 2000 acknowledging the overadvance, the lender's forbearance of its rights and remedies with respect to the overadvance and establishing October 16, 2000 as the resolution date. The Company repaid the overadvance by October 16, 2000. As of September 30, 2000 the Company was in default on certain financial covenants, specifically the current ratio and tangible net worth covenants which were not addressed by the forbearance agreement and which remain uncured; therefore, this debt is classified as a current liability in the accompanying financial statements. The Company's ability to utilize the credit facility is predicated on future levels of accounts receivable and inventory and the forbearance of the lender regarding covenant defaults. If the loan is accelerated, the Company would seek alternative financing, but there is no guarantee the Company would be successful in obtaining this financing. This action would have a materially adverse effect on the Company.

Outstanding balances of the revolving credit facility in the quarter ended September 30, 2000 bore interest at a rate of 11.5% compared to an approximate rate of 9.76% for the quarter ended September 30, 1999.

The Company has a convertible subordinated note payable for $1,400,000 with a five-year term pursuant to the asset purchase agreement with The Step Company. As of September 30, 2000 there was a $979,000 outstanding balance. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

In March 1999 the Company recorded a contingent liability of $3,000,000 in anticipated settlement of both the STI and Suntrust Lawsuits. The plaintiffs withdrew the negotiated settlement offer subsequent to the end of June 1999. After resolution of the Curtis Logan claim a $2,850,000 accrual for legal contingency remains on the balance sheet in anticipation of continuing negotiations. Whether the Company will be successful in securing a final settlement is uncertain.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Certain statements contained in this Report, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Report, and include the Company's ability to continue to improve gross margin, to maintain good relationships with its customers and suppliers and to generate sufficient cash to fund operations. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

Whether the STI and Suntrust Lawsuits will be settled or will proceed through the judicial process is uncertain. There can be no assurances that the Company and the plaintiffs will ultimately reach an acceptable settlement and there can be no assurances that the Company could fund an extensive legal proceeding or withstand an unfavorable judgment at trial.

The Company's ability to generate sufficient funding for operations, including the resolution of the shareholder derivative lawsuits, depend on future operating earnings, market conditions, satisfactory availability under the revolving credit facility and lender forbearance.

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

Civil Action No. 00-1842-J Curtis Logan v. Bollinger Industries, Inc.; in the 191st Judicial District Court, Dallas County, Texas ("the Logan Lawsuit"):

Logan's cross-claim for indemnity against the Company was severed after the Court granted summary judgment as to liability on Logan's indemnity claims, plus his attorneys' fees and expenses, and this case is the result. Settlement negotiations have produced a Rule 11 Agreement which was executed during the quarter ending June 30, 2000 for $150,000. The Company paid $30,000 during June 2000 and the remaining $120,000 was paid in October 2000.

Cause No. EDCV00-312-RT; Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. ("FIT") v. Kmart Corporation and Bollinger Industries, Inc.; in U.S. District Court for the Central District of California, Eastern Division filed on January 24, 2000. The Plaintiffs have asserted claims of patent infringement relating to a patent on a sit-up exerciser. Defendants Bollinger and Kmart brought counterclaims alleging invalidity and unenforceability of the patent.

Cause No. 400-CV-0135A; Bollinger Industries v. Precise Exercise Equipment and Fitness Innovations and Technologies, Inc. ("FIT") was filed in U.S. District Court in the Northern District of Texas, Fort Worth Division on February 29, 2000 seeking a declaratory judgment that Precise's patent being asserted in the California litigation is invalid or unenforceable and not infringed. This case involves the same subject matter as the California litigation.

Subsequent to the date of this report, the Company and Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. entered into a Patent Settlement Agreement which allows the Company to sell its remaining inventory of the sit-up exerciser through March 1, 2001 in the normal course of business and requires the Company to assist in the transition of the Company's customer base for the sit-up exerciser to Precise Exercise Equipment, Inc. Concurrently, the Company has entered into a Sublicense Agreement with Precise which grants Precise rights for a period of three years to an unrelated Bollinger held patented product. This settlement agreement settles both the California action, as well as the Texas action.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on September 21, 2000. During this meeting four directors, which constitute the entire Board of Directors, were elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. The following individuals were elected:

                                             VOTING SUMMARY
                               ---------------------------------------------
NAME                             FOR             AGAINST             ABSTAIN
----                           ---------         -------             -------
Glenn D.  Bollinger            3,651,770          39,094               --
Bobby D. Bollinger             3,651,770          39,094               --
John Maguire                   3,651,770          39,094               --
Stephen L. Parr                3,651,770          39,094               --

The results of the voting for the approval of an amendment to increase the number of authorized shares of Common Stock from 8,000,000 shares to 20,000,000 shares were as follows:

                               ---------------------------------------------
                                 FOR             AGAINST             ABSTAIN
                               ---------         -------             -------
                               3,599,649          89,515              1,700

The results of the voting for the ratification of 2000 Stock Option Plan of the Company were as follows:

                               ---------------------------------------------
                                 FOR             AGAINST             ABSTAIN
                               ---------         -------             -------
                               2,487,020          91,044              3,700

The results of the voting for the appointment of King Griffin & Adamson P.C. as the Company's auditors for fiscal 2001 were as follows:

                               ---------------------------------------------
                                 FOR             AGAINST             ABSTAIN
                               ---------         -------             -------
                               3,640,917          47,500              2,447

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               10.73 Forbearance agreement entered into effective as of September 13, 2000 by and among Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation

               11       Computation of Earnings Per Share

               27       Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOLLINGER INDUSTRIES, INC.




Date:  November 17, 2000           /S/ Glenn D. Bollinger
                                   ---------------------------------------------
                                      Glenn D. Bollinger
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)




Date:  November 17, 2000           /S/ Rose Turner
                                   ---------------------------------------------
                                      Rose Turner
                                      Executive Vice President - Finance, Chief
                                      Financial Officer, Chief Operating
                                      Officer, Treasurer and Secretary
                                      (Principal Financial Officer)



Date: November 17, 2000            /S/ Floyd DePauw
                                   ---------------------------------------------
                                      Floyd DePauw
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

              EXHIBIT
              NUMBER                     DESCRIPTION
              -------                    -----------
               10.73    Forbearance agreement entered into effective as of
                        September 13, 2000 by and among Bollinger Industries,
                        Inc., Bollinger Industries, L.P. and NBF, Inc. and
                        Foothill Capital Corporation

               11       Computation of Earnings Per Share

               27       Financial Data Schedule