Form 10-Q
period 2000-12-31
BOLLINGER INDUSTRIES INC
filed 2001-02-14
CIK 912894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2000 or

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

Yes [X]   No [ ]

         As of February 6, 2001, 4,400,210 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                           BOLLINGER INDUSTRIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements

                Consolidated Balance Sheets -
                December 31, 2000 (unaudited) and March 31, 2000              3

                Consolidated Statements of Operations -
                Three and Nine Months Ended December 31, 2000 and 1999
                (unaudited)                                                   5

                Consolidated Statements of Cash Flows -
                Nine Months Ended December 31, 2000 and 1999 (unaudited)      6

                Notes to Consolidated Financial Statements (unaudited)        7

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                13

     Item 3.    Quantitative and Qualitative Disclosures about Market Risks  15

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                            16

     Item 2.    Changes in Securities and Use of Proceeds                    18

     Item 3.    Defaults Upon Senior Securities                              18

     Item 4.    Submission of Matters to a Vote of Security Holders          18

     Item 5.    Other Information                                            18

     Item 6.    Exhibits and Reports on Form 8-K                             18

SIGNATURES

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS                                 DECEMBER 31,     MARCH 31,
                                                                             2000            2000
                                                                          -----------     -----------
                                                                          (unaudited)
CURRENT ASSETS
      Cash                                                                $    32,369     $   959,242
      Accounts receivable - trade, net allowance for doubtful
          accounts of $470,465 and $543,387 and allowance for
          returns and allowances of $688,732 and $1,748,847 and
          allowance for advertising of $893,555 and $327,510                7,477,422       6,277,077
      Prepaid expenses                                                        352,668         129,613
      Inventories, net                                                     11,825,419       9,581,676
      Other current assets                                                      3,288          47,788
                                                                          -----------     -----------
          Total current assets                                             19,691,166      16,995,396

PROPERTY AND EQUIPMENT - NET                                                1,429,776       1,815,695

OTHER ASSETS
      Goodwill, net of accumulated amortization of $799,425 and
          $532,950                                                          2,753,575       3,020,050
      License rights, net of accumulated amortization of $160,875 and
          $107,250                                                            554,125         607,750
      Deferred marketing costs, net of accumulated amortization of
          $1,069,000 and $534,500                                           1,068,405       1,602,905
      Deferred financing fees, net of accumulated amortization of
          $760,954 (fully amortized) and $711,398                                  --          49,556
      Notes receivable and other                                              102,444         106,254
                                                                          -----------     -----------
          Total other assets                                                4,478,549       5,386,515
                                                                          -----------     -----------
TOTAL ASSETS                                                              $25,599,491     $24,197,606
                                                                          ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY                 DECEMBER 31,       MARCH 31,
                                                                              2000             2000
                                                                          ------------      ------------
                                                                          (unaudited)
CURRENT LIABILITIES
       Current portion of long-term debt (Note D)                         $  7,882,399      $  1,336,426
       Current portion of capital lease obligations                            227,957            76,938
       Accounts payable-trade                                               10,293,287         6,427,069
       Taxes payable                                                            51,304            53,104
       Accrued liabilities                                                     706,482           644,673
       Accrued product liability                                               274,791           391,879
                                                                          ------------      ------------
              Total current liabilities                                     19,436,220         8,930,089
                                                                          ------------      ------------
LONG-TERM LIABILITIES
       Long-term debt, less current portion                                    748,411         8,701,886
       Capital lease obligations, less current portion                         698,570           913,328
       Contingency for legal settlement                                      2,850,000         3,000,000
       Other long-term liabilities                                              33,335            33,335
                                                                          ------------      ------------
              Total long-term liabilities                                    4,330,316        12,648,549
                                                                          ------------      ------------
              Total liabilities                                             23,766,536        21,578,638
                                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note F)

STOCKHOLDERS' EQUITY
       Preferred stock -- $0.01 par value;
                1,000,000 shares authorized; none issued                            --                --
       Common stock -- $0.01 par value; 20,000,000 shares
                authorized; 4,400,210 shares issued                             44,002            44,002
       Capital in excess of par                                             15,519,058        15,519,058
       Accumulated deficit                                                 (13,718,158)      (12,944,092)
       Treasury stock, at cost                                                 (11,947)               --
                                                                          ------------      ------------
              Total stockholders' equity                                     1,832,955         2,618,968
                                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 25,599,491      $ 24,197,606
                                                                          ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                        THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                           ENDED             ENDED             ENDED             ENDED
                                        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                            2000             1999               2000              1999
                                        ------------      ------------      ------------      ------------
Net sales                               $ 12,757,244      $ 10,895,874      $ 31,464,540      $ 27,594,335
Cost of goods sold                         8,610,782         7,572,965        21,268,298        18,312,057
                                        ------------      ------------      ------------      ------------

  Gross profit                             4,146,462         3,322,909        10,196,242         9,282,278
Selling expenses                           1,305,143           792,228         3,383,658         2,565,006
Distribution, general and
 administrative expenses                   2,247,216         2,039,989         6,477,838         6,275,676
                                        ------------      ------------      ------------      ------------

                                           3,552,359         2,832,217         9,861,496         8,840,682
                                        ------------      ------------      ------------      ------------

  Operating profit                           594,103           490,692           334,746           441,596
Other expense (income)
  Interest expense                           395,095           308,599         1,110,783           827,774
  Gain on sale of assets                      (2,000)              (98)           (2,000)           (5,850)
  Other                                            1           130,652                29           127,144
                                        ------------      ------------      ------------      ------------
                                             393,096           439,153         1,108,812           949,068
                                        ------------      ------------      ------------      ------------
Earnings (loss) before
 income tax expense (benefit)                201,007            51,539          (774,066)         (507,472)
Income tax expense (benefit)                      --                --                --                --
                                        ------------      ------------      ------------      ------------

Net earnings (loss)                     $    201,007      $     51,539      $   (774,066)     $   (507,472)
                                        ============      ============      ============      ============

Per share data (basic and diluted):
Basic earnings (loss) per share         $       0.05      $       0.01      $      (0.18)     $      (0.12)
                                        ============      ============      ============      ============

Diluted earnings (loss) per share       $       0.05      $       0.01      $      (0.18)     $      (0.12)
                                        ============      ============      ============      ============

Shares used in the calculation
  of per share amounts:
Basic common shares                        4,400,210         4,400,210         4,400,210         4,400,210

Dilutive impact of stock options                  --                --                --                --
                                        ------------      ------------      ------------      ------------

Diluted common shares                      4,400,210         4,400,210         4,400,210         4,400,210
                                        ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     NINE MONTHS      NINE MONTHS
                                                                       ENDED             ENDED
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                        2000             1999
                                                                     -----------      -----------
Cash flows from operating activities
     Net loss                                                        $  (774,066)     $  (507,472)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities
         Gain on sale of assets                                           (2,000)          (5,850)
         Contingency for legal settlement                               (150,000)              --
         Depreciation and amortization                                 1,445,082          893,644
         Provision for returns and allowances                          1,346,026        1,468,982
         Provision for doubtful accounts                                 (10,535)         245,000
         Provision for advertising                                       889,097          655,000
         Provision for obsolete inventory                                352,584               --
         Changes in operating assets and liabilities
             Accounts receivable-trade                                (3,424,933)      (3,799,090)
             Other                                                        44,500         (126,252)
             Inventories                                              (2,596,327)      (2,886,584)
             Prepaid and other expenses                                 (223,055)         (94,814)
             Notes receivable and other assets                             1,716            3,332
             Accounts payable-trade                                    3,866,218        2,585,577
             Taxes payable                                                (1,800)          (8,175)
             Accrued liabilities                                          61,809         (116,888)
             Accrued product liability                                  (117,088)         (98,266)
             Other long-term liabilities                                      --           33,335
                                                                     -----------      -----------

             Net cash provided by (used in) operating activities         707,228       (1,758,521)

Cash flows from investing activities
     Purchases of property and equipment                                (152,913)         (31,911)
     Proceeds from sale of assets                                          2,000            8,575
                                                                     -----------      -----------

             Net cash used in investing activities                      (150,913)         (23,336)

Cash flows from financing activities
     Net proceeds from (payments on) debt                             (1,407,502)       1,877,796
     Payments on capital lease obligations                               (63,739)        (176,482)
     Purchase of treasury stock                                          (11,947)              --
                                                                     -----------      -----------

             Net cash provided by (used in) financing activities      (1,483,188)       1,701,314

             Net decrease in cash                                       (926,873)         (80,543)

Cash at beginning of period                                              959,242          125,719
                                                                     -----------      -----------

Cash at end of period                                                $    32,369      $    45,176
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

Reclassifications

When necessary, certain prior year amounts may have been reclassified to conform to the current year presentation.

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

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                   -------------------------
                                                      2000           1999
                                                   ----------     ----------
Interest paid                                      $1,036,555     $  676,998
Non-cash financing and investing transactions:
Purchase of assets financed by debt                        --     $  415,000

In December 1999 the Company entered into a capital lease for $415,000 for computer equipment.

NOTE C - INVENTORIES

                             December 31,        March 31,
                                 2000              2000
                             ------------      ------------
Finished goods               $ 12,310,374      $  9,922,317
Raw materials                     261,129           360,934
Reserve for obsolescence         (746,084)         (701,575)
                             ------------      ------------
                             $ 11,825,419      $  9,581,676
                             ============      ============

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED-CONTINUED)

NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

The Company currently has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of December 31, 2000 there was a $7,464,287 outstanding balance and availability under the line was $9,869. As of December 31, 2000 the Company was in default on certain financial covenants specifically the current ratio and tangible net worth covenants; therefore, this debt is classified as a current liability in the accompanying financial statements. The Company's ability to utilize the credit facility is predicated on future levels of accounts receivable and inventory and the forbearance of the lender regarding covenant defaults. If the loan is accelerated, the Company will seek alternative financing, but there is no guarantee the Company would be successful in obtaining this financing. This action could have a materially adverse effect on the Company.

The Company has a convertible subordinated note payable for $1,400,000 with a five-year term pursuant to an asset purchase agreement with The Step Company. As of December 31, 2000 there was a $916,543 outstanding balance. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

NOTE E - INCOME TAXES

The Company's effective income tax rates for the three and nine months ended December 31, 1999 and 2000 was 0% as the Company generated losses for financial and income tax reporting purposes. Such losses are offset by a 100% valuation allowance. At December 31, 2000 the Company had net operating losses available to offset future taxable income of approximately $8.5 million, which begin expiring in 2011.

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

The case was transferred to the 191st Judicial District Court and trial is currently stayed pending an appeal of the class certification filed by Grant Thornton and the Bollinger parties. The Appellants' Briefs of Grant Thornton and the Bollinger parties was heard on January 16, 2001 and is pending. This case continues to be mediated through the ongoing efforts of a mediator.

Civil Action No. 3:96C-V-0823-L; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, and Michael
J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division (the "STI Lawsuit"):

The Company, Glenn D. Bollinger, Bobby D. Bollinger, and Michael J. Beck are defendants in a lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Like the Suntrust lawsuit, this lawsuit was also filed as a class action on behalf of a class of persons who purchased securities of the Company at prices which allegedly were artificially inflated and maintained in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. A class certification has been granted by the court. The Defendants dispute the claims and are contesting the claims vigorously. The Plaintiffs have filed a Motion for Partial Summary Judgment against Bollinger Industries, Inc., which has been briefed and is pending. The case is not set for trial, and through the efforts of a mediator, mediation is ongoing.

Civil Action No. 00-1842-J; Curtis Logan v. Bollinger Industries, Inc.; in the 191st Judicial District Court, Dallas County, Texas ("the Logan Lawsuit"):

Logan's cross-claim for indemnity against the Company was severed after the Court granted summary judgment as to liability on Logan's indemnity claims, plus his attorneys' fees and expenses, and this case is the result. Settlement negotiations have produced a Rule 11 Agreement, which was executed during the quarter ending June 30, 2000 for $150,000. The Company paid $30,000 during June 2000 and the remaining $120,000 was paid in October 2000.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED-CONTINUED)

NOTE F - COMMITMENTS AND CONTINGENCIES-CONTINUED

At December 31, 2000 the Company has a $975,387 standby letter of credit with a financial institution. The standby letter of credit collateralizes certain capitalized leased equipment and related software.

Cause No. EDCV00-312-RT; Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. v. Kmart Corporation and Bollinger Industries, Inc.; in the United States District Court for the Central District of California, Eastern Division filed on January 24, 2000. The Plaintiffs asserted claims of patent infringement relating to a patent on a sit-up exerciser. Defendants Bollinger and Kmart brought counterclaims alleging invalidity and unenforceability of the patent.

Cause No. 400-CV-0135A; Bollinger Industries v. Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. was filed in United States District Court in the Northern District of Texas, Fort Worth Division on February 29, 2000 seeking a declaratory judgment that Precise's patent being asserted in the California litigation was invalid or unenforceable and did not infringe. This case involved the same subject matter as the California litigation.

The Company and Precise Exercise Equipment, Inc. ("Precise") and Fitness Innovations and Technologies, Inc. entered into a Patent Settlement Agreement which allows the Company to sell its remaining inventory of the sit-up exerciser through March 1, 2001 in the normal course of business and requires the Company to assist in the transition of the Company's customer base for the sit-up exerciser to Precise. Concurrently, the Company entered into a Sublicense Agreement with Precise, which grants Precise rights for a period of three years to an unrelated Bollinger held patented product. This settlement agreement settles both the California and Texas actions.

In connection with an investigation by the Securities and Exchange Commission, in September 1996 the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the conduct of its business. Glenn Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed not to act as a director or officer of a registered or reporting entity in the future.

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

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 2000 and March 31, 1999; the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1999, September 30, 1999, December 31, 1999, June 30, 2000 and September 30, 2000; and the consolidated financial statements and related notes for the quarter ended December 31, 2000 found elsewhere in this report.

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999

Net sales increased for the quarter ended December 31, 2000 by $1,861,000 on a comparative basis with the prior year, an increase of 17.1%. For the nine months net sales increased by $3,870,000 (compared to the prior year), an increase of 14%. Sales to a major mass merchandiser continue to show improvement over previous quarter and previous year and directly affect the Company's overall sales growth.

The Company continues to source its products from the highest quality low cost providers available. Many of the Company's products are sourced globally and consolidated for inspection, review and reshipping from the Grand Prairie, Texas facility. Several of the Company's major customers have specific shipping guidelines that require specialized handling and dedicated electronic interfaces. The ability to provide these services enables the Company to remain price competitive and further- more allows the Company to offer sales "programs" to the mass merchandisers. The cost of these programs is reflected in returns and discounts as a deduction from net sales.

Gross profits as a percent of net sales increased to 32.5% in the quarter ended December 31, 2000 from 30.5% in the quarter ended December 31, 1999. Gross profits as a percent of net sales decreased to 32.4% in the nine months ended December 31, 2000 from 33.6% in the nine months ended December 31, 1999. The quarterly improvement was primarily due to improved returns and allowances and fewer variances in the cost of inbound freight. The percentage decrease for the nine months ended December 31, 2000 was directly related to an increase in the provision for slow moving inventory.

Selling expenses for the quarter ended December 31, 2000 increased by $513,000 as compared to the quarter ended December 31, 1999, and increased as a percentage of net sales to 10.2% from 7.3%. Selling expenses for the nine months ended December 31, 2000 increased by $819,000 as compared to the nine months ended December 31, 1999, and increased as a percentage of net sales to 10.8% from 9.3%. The three and nine month dollar and percentage increase in selling expense was primarily related to the increased cost of advertising and commission due to the higher sales volume and the increase in royalty costs related to a settlement with a patent holder (see "Part II, item 1, Legal Proceedings").

Distribution, general and administrative expenses for the quarter ended December 31, 2000 increased by $207,000 as compared to the quarter ended December 31, 1999, and decreased as a percentage of net sales to 17.6% in 2000 from 18.7% in 1999. Distribution, general and administrative expenses for the nine months ended December 31, 2000 increased by $202,000 as compared to the same period in 1999 and decreased as a percentage of net sales to 20.6% from 22.7%. The increase in distribution, general and administrative expenses for both the three-month and the nine-month periods resulted from increased electronic data interchange, freight and supply costs related to increased sales volume, and depreciation expense partially offset by lower bad debt and legal costs.

The Company generated an operating profit of $594,000 for the quarter ended December 31, 2000, as compared to an operating profit of $491,000 in the same quarter in 1999. As a percentage of net sales, the operating profit increased to 4.7% in 2000 from 4.5% in 1999. The Company generated an operating profit of $335,000 for the nine months ended December 31, 2000 as compared to an operating profit of $442,000 in the same period of 1999. As a percentage of net sales, the operating profit decreased to 1.1% in 2000 from 1.6% in 1999.

Interest expense for the quarter ended December 31, 2000 was $395,000 compared to $309,000 for the same quarter in 1999. Interest expense for the nine months ended December 31, 2000 was $1,111,000 compared to $828,000 for the same period in 1999. The increase in interest expense was primarily due to an increase in the borrowed balance and a 1.6% increase in the interest rate assessed by the Company's lender.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of outside financing in the past several years has been short-term borrowings from an asset-based lender. Net cash provided by operating activities for the nine months ended December 31, 2000 was $707,000 compared to cash used in operating activities for the same period in the prior year of $1,758,000. The increase in cash provided was primarily from increases in trade accounts payable and was primarily used to fund higher inventory levels.

The Company currently has a revolving credit facility with a financial institution providing a maximum line of $15 million, subject to certain borrowing base requirements and covenants, which expires in August 2002. The outstanding balance under the credit line is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. As of December 31, 2000 there was a $7,464,287 outstanding balance and availability under the line was $9,869. As of December 31, 2000 the Company was in default on certain financial covenants, specifically the current ratio and tangible net worth covenants; therefore, this debt is classified as a current liability in the accompanying financial statements. The Company's ability to utilize the credit facility is predicated on future levels of accounts receivable and inventory and the forbearance of the lender regarding covenant defaults. If the loan is accelerated, the Company will seek alternative financing, but there is no guarantee the Company would be successful in obtaining this financing. This action could have a materially adverse effect on the Company.

Outstanding balances under the revolving credit facility for the quarter ended December 31, 2000 bore interest at a rate of 11.5% compared to an approximate rate of 10.4% for the quarter ended December 31, 1999.

The Company has a convertible subordinated note payable for $1,400,000 with a five-year term pursuant to the asset purchase agreement with The Step Company. As of December 31, 2000 there was a $916,543 outstanding balance. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

In March 1999 the Company recorded a contingent liability of $3,000,000 in anticipated settlement of both the STI and Suntrust Lawsuits. The plaintiffs withdrew the negotiated settlement offer subsequent to the end of June 1999. After resolution of the Curtis Logan Lawsuit a $2,850,000 accrual for legal contingency remains on the balance sheet in anticipation of reaching a settlement through continuing negotiations. The Company believes this accrual is ample for resolution of this contingency. Whether the Company will be successful in securing a final settlement is uncertain.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Certain statements contained in this Report, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors, which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Report and include the Company's ability to continue to improve gross margin, to maintain good relationships with its customers and suppliers and to generate sufficient cash to fund operations. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

Whether the STI and Suntrust Lawsuits will be settled or will proceed through the judicial process is uncertain. There can be no assurances that the Company and the plaintiffs will ultimately reach an acceptable settlement and there can be no assurances that the Company could fund an extensive legal proceeding or withstand an unfavorable judgment at trial.

The Company's ability to generate sufficient funding for operations, including the resolution of the STI and Suntrust Lawsuits, depend on future operating earnings, market conditions, satisfactory availability under the revolving credit facility and lender forbearance.

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

The Company generated operating profits for the nine months ended December 31, 2000 but after interest and other non-operating expenses experienced net losses for the same period. Nothing contained in these financial statements or in Management's Discussion and Analysis of Financial Condition and Results of Operations should be interpreted as a guarantee of future earnings or a change in financial condition. The actual results of the Company could differ materially from the statements found in this section and elsewhere in this Report.

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

The case was transferred to the 191st Judicial District Court and trial is currently stayed pending an appeal of the class certification filed by Grant Thornton and the Bollinger parties. The Appellants' Briefs of Grant Thornton and the Bollinger parties was heard on January 16, 2001 and is pending. This case continues to be mediated through the ongoing efforts of a mediator.

Civil Action No. 3:96C-V-0823-L; STI Classic Fund and STI Classic Sunbelt v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, and Michael
J. Beck; in the United States District Court for the Northern District of Texas, Dallas Division (the "STI Lawsuit"):

The Company, Glenn D. Bollinger, Bobby D. Bollinger, and Michael J. Beck are defendants in a lawsuit filed on March 22, 1996 in the United States District Court for the Northern District of Texas, Dallas Division, by shareholders STI Classic Fund and STI Classic Sunbelt, on behalf of themselves and all persons similarly situated. Like the Suntrust lawsuit, this lawsuit was also filed as a class action on behalf of a class of persons who purchased securities of the Company at prices which allegedly were artificially inflated and maintained in violation of the anti-fraud provisions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. A class certification has been granted by the court. The Defendants dispute the claims and are contesting the claims vigorously. The Plaintiffs have filed a Motion for Partial Summary Judgment against Bollinger Industries, Inc., which has been briefed and is pending. The case is not set for trial, and through the efforts of a mediator, mediation is ongoing.

Civil Action No. 00-1842-J; Curtis Logan v. Bollinger Industries, Inc.; in the 191st Judicial District Court, Dallas County, Texas ("the Logan Lawsuit"):

Logan's cross-claim for indemnity against the Company was severed after the Court granted summary judgment as to liability on Logan's indemnity claims, plus his attorneys' fees and expenses, and this case is the result. Settlement negotiations have produced a Rule 11 Agreement, which was executed during the quarter ending June 30, 2000 for $150,000. The Company paid $30,000 during June 2000 and the remaining $120,000 was paid in October 2000.

Cause No. EDCV00-312-RT; Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. v. Kmart Corporation and Bollinger Industries, Inc.; in United States District Court for the Central District of California, Eastern Division filed on January 24, 2000. The Plaintiffs asserted claims of patent infringement relating to a patent on a sit-up exerciser. Defendants Bollinger and Kmart brought counterclaims alleging invalidity and unenforceability of the patent.

Cause No. 400-CV-0135A; Bollinger Industries v. Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. was filed in United States District Court in the Northern District of Texas, Fort Worth Division on February 29, 2000 seeking a declaratory judgment that Precise's patent being asserted in the California litigation was invalid or unenforceable and did not infringe. This case involved the same subject matter as the California litigation.

The Company and Precise Exercise Equipment, Inc. ("Precise") and Fitness Innovations and Technologies, Inc. entered into a Patent Settlement Agreement which allows the Company to sell its remaining inventory of the sit-up exerciser through March 1, 2001 in the normal course of business and requires the Company to assist in the transition of the Company's customer base for the sit-up exerciser to Precise. Concurrently, the Company entered into a Sublicense Agreement with Precise, which grants Precise rights for a period of three years to an unrelated Bollinger held patented product. This settlement agreement settles both the California and Texas actions.

In connection with an investigation by the Securities and Exchange Commission, in September 1996 the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the conduct of its business. Glenn Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed not to act as a director or officer of a registered or reporting entity in the future.

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

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11   Computation of Earnings Per Share

         (b) No reports on Form 8-K were filed during the three-month period ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BOLLINGER INDUSTRIES, INC.




Date:  February 14, 2001            /S/ Glenn D. Bollinger
                                    ----------------------
                                    Glenn D. Bollinger
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




Date: February 14, 2001             /S/ Rose Turner
                                    ----------------------
                                    Rose Turner
                                    Executive Vice President - Finance, Chief
                                    Financial Officer, Chief Operating Officer
                                    Treasurer and Secretary
                                    (Principal Financial and Operating Officer)

Date: February 14, 2001             /S/ Floyd DePauw
                                    ----------------------
                                    Floyd DePauw
                                    Controller and Chief Accounting Officer
                                    (Principal Accounting Officer)

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

   Exhibits              Description
   --------              -----------
       11       Computation of Earnings Per Share