Form 10-K405
period 2001-03-31
BOLLINGER INDUSTRIES INC
filed 2001-06-29
CIK 912894

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

                    For the fiscal year ended March 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    -----------

                         Commission file number 0-22716

                           BOLLINGER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2502577
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                             Identification No.)

             602 FOUNTAIN PARKWAY
             GRAND PRAIRIE, TEXAS                                  75050
   (Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:         (972) 343-1000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 29, 2001 was $1,551,246.

The number of shares of common stock of the registrant outstanding on May 29, 2001 was 4,368,615.

================================================================================

                                TABLE OF CONTENTS

     ITEM                                                                                                              PAGE
     ----                                                                                                              ----
                                                         PART I
       1.    Business.........................................................................................          1
       2.    Properties.......................................................................................          4
       3.    Legal Proceedings................................................................................          4
       4.    Submission of Matters to a Vote of Security Holders..............................................          6

                                                          PART II
       5.    Market for Registrant's Common Equity and Related Stockholder Matters ...........................          7
       6.    Selected Financial Data..........................................................................          7
       7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................................          9

      7A.    Quantitative and Qualitative Disclosures About Market Risk.......................................         15

       8.    Financial Statements and Supplemental Data.......................................................         15
       9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.......................................................................................         15

                                                         PART III
      10.    Directors and Executive Officers of the Registrant...............................................         16
      11.    Executive Compensation...........................................................................         18
      12.    Security Ownership of Certain Beneficial Owners and Management...................................         20
      13.    Certain Relationships and Related Transactions...................................................         21

                                                          PART IV
      14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................         22

                                     PART I

ITEM 1.  BUSINESS.

         Bollinger Industries, Inc. (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1993, is a leading U.S. based supplier of consumer fitness products. Fitness products, when used in conjunction with an exercise program, are an important part of the health and well being of many American consumers. "For many Americans, home exercise equipment is now seen as an amenity, a possession that contributes to the quality of life" according to the Sporting Goods Manufacturers Association in a recent publication. American adults are primarily interested in home exercise to improve their health, with 33% of U.S. households reporting ownership and use of home exercise equipment according to Greg Hartley of the Fitness Products Council. Almost fifty million American adults own or use home exercise equipment at least once a week according to a study by American Sports Data Inc. Americans spent $5.5 billion for home equipment in 1999. The home exercise category, in which the Company operates, is focused on those issues that prompt most Americans to purchase equipment and accessories for home use; privacy, convenience and safety.

COMPANY AND INDUSTRY OVERVIEW

         In recent data released by the Sporting Goods Manufacturers Association, sales of fitness equipment is estimated at $3.7 billion in 2000, pushed by sales of innovative home products. Additionally, exercise equipment is now the largest selling category of sporting goods equipment, ahead of golf ($2.8 billion at wholesale), outdoor ($1.8 billion) and water sports ($0.5 billion). The total market for the specific categories in which the Company offers products at wholesale was in excess of $800 million for 1999 (the last year for which data is available).

PRODUCTS AND MARKETS

         The Company imports and sells a complete line of over 800 fitness accessory products and pieces of fitness equipment, including free weights such as barbells, dumbbells, weight lifting bars, and weight sets, stationary bicycles and kinetic exercise stands, abdominal trainers, weightlifting belts and gloves, exercise mats, reducing belts, suits and shorts, ankle and wrist weights, aerobic steps, therapeutic magnets, hand exercisers, supports and support belts, and jump ropes. The majority of the Company's products retail for less than $20.00.

         In addition to the Bollinger(R) design trademark, the Company's fitness accessories are sold under various trademarks to promote consumer identification and coordinate affiliated products. Weightlifting products include StarLock(R) weightlifting systems, Smartlock(C) dumbbell systems and BrightBells(R) dumbbells. Solar(R) trimming products, Softone(C) wrist weights, and Exergrip(TM) strengthening putty are examples of other fitness accessory products available through the Company. In addition, the Company markets a complete line of accessory and boxing products under the Multi-Grip(R) trademark and a full assortment of aerobic step products under the original The Step(TM) mark.

         The Company markets its fitness accessories primarily to mass retailers, which include discount chains, department stores, sporting goods retailers and sports superstores, warehouse clubs and direct response television. In fiscal 2001, 2000 and 1999, the Company served approximately 600 accounts, although the Company's ten largest fitness accessory customers accounted for approximately 85%, 86% and 87% of the Company's total net sales in those years, respectively. In fiscal 2001 KMart accounted for 33% of gross sales, Wal-Mart accounted for 19% of gross sales and The Sports Authority accounted for 17% of gross sales. Examples of discount chain customers include Wal-Mart and KMart. The mass retailer category also encompasses catalog customers like J.C. Penney. Sporting goods retailers and sports superstore customers include The Sports Authority, Oshman's Sporting Goods, H. Modell & Company, and Academy Sports. QVC and The Home Shopping Network are shop-at-home cable television networks that provide a direct response television outlet for the Company. Wal-Mart, KMart and Oshman's have each been customers of the Company for approximately 20 years. The loss of one or more of the major customers could have a material adverse impact on the Company.

         Quality is an important element of the Company's merchandising strategy. To convey the image of quality to the consumer, the Company uses a merchandising approach that emphasizes quality through easily recognizable packaging and graphics. The Company, known for its bright, innovative, consistent packaging approach, monitors changing consumer color and style preferences regularly. "Innovation is the hallmark of the fitness movement" according to John Riddle, President of the Sporting Goods Manufacturers Association and the Company's often imitated package style plays an important part in the overall perception of innovation.

         The Company employs a "program" approach in marketing and selling its products to retailers. The products are presented to retailers as part of an integrated line rather than as single items. The Company offers program management services to help retail customers maximize results from the presentation, merchandising, and sale of its products. These services include helping to plan product mix and merchandising the product, and providing responsive inventory management. The Company provides graphic representations of planograms customized to the retailer's store layout and consumer demographics. The depth and diversity of the Company's product line makes such presentations possible, and enhances the Company's ability to present complete category merchandising programs to retailers.

PRODUCT SOURCING

         The Company sources its products globally, with the lowest cost, highest quality providers from around the world. The Company currently imports from China, Taiwan, Pakistan, Thailand, Malaysia and Mexico. The Company's imported products are packaged in custom packaging designed and monitored by the Company.

         During fiscal 2001 approximately 5% of the Company's net sales were derived from products manufactured domestically, although not in Company-owned facilities, as compared to approximately 9% and 13% in fiscal 2000 and 1999, respectively.

SALES

         The Company uses in-house sales personnel and independent sales representatives to market its products. In-house personnel are responsible for overseeing the independent representatives and for direct sales to major customers. The independent sales representatives work on a commission-only basis, and specialize in the sale of sporting goods products to mass retailers. The independent sales representatives market a variety of sporting goods and therefore generally have strong relationships with trade customers. The in-house sales personnel and the independent sales representatives coordinate with the Company's marketing department to produce a unified marketing and sales effort. The Company's executive officers directly manage the accounts of the largest customers and focus on the development of new customers.

         The majority of the Company's sales efforts are concentrated in the United States and Canada with international sales coordinated by in-house personnel and a distributor. International sales for fiscal 2001 were nominal.

PRODUCT DEVELOPMENT

         The Company focuses on creating, obtaining and developing new and innovative products and product ideas. The Company also regularly evaluates its existing products to determine how they may be repositioned to enhance the Company's competitive position in the marketplace. Additionally, the Company frequently reviews new product ideas submitted to it, and enters into license or distribution agreements for those items that are proprietary in nature or represent significant placement opportunities in retail stores. New products and product ideas are derived from individual inventors, small companies that do not have sufficient capability or the relationships with mass retailers needed to market a new product, or consumers who submit new ideas based on personal experience. When the Company has identified a product that it decides to distribute and market, it determines appropriate sourcing for the product to ensure both high quality and low manufacturing costs.

COMPETITION

         The Company participates in a highly competitive industry, competing with a number of established manufacturers, importers and distributors of fitness products. Many competitors have significantly greater financial and other resources than those available to the Company. The Company believes that the principal competitive factors affecting its business include price, customer service, manufacturing and distribution capabilities, marketing and merchandising expertise, quality, brand name recognition and the ability to create and develop a broad variety of innovative products and concepts.

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

         One of the largest fitness and exercise equipment manufacturers in the United States is Icon Health & Fitness, Inc. ("Icon"), which markets products under the brand names of Weslo, Healthrider, Weider, Nordic Trac and ProForm. Icon offers, among many other items, a line of packaged fitness accessory products similar to the Company's fitness accessory products. Although the Company believes that the majority of Icon's sales come from treadmills, exercise machines, and weight benches, Icon competes directly with the Company for sales of a large number of hand-held fitness accessory products.

PATENTS AND TRADEMARKS

         The Company has rights to a number of patented inventions, trademarks and trade names used in connection with the sale and marketing of its products. The Company does not believe it infringes on any patent, trademark or trade name rights.

         The Company currently owns and protects the rights to a number of U.S. patents and additionally has a number of exclusive and nonexclusive licenses under other U.S. patents. It does not hold any foreign patents. The Company does not view any single patent as critical to its business and most of its patents or trademarks extend (with renewal options) over the next five to twenty years. The Company's ability to offer a large number of patented or unique products enhances its overall product offering.

         The Company owns a number of trademarks and has licensed the use of additional trademarks in the U.S. The Company intends to protect such trademarks to the fullest extent practical. The Company has registered its trademarks in a number of foreign countries.

EMPLOYEES

         As of March 31, 2001 the Company employed 101 persons on a full-time basis (including 38 leased), of which 61 employees were engaged in receiving, purchasing, warehousing, and shipping activities, and 40 employees were engaged in sales, customer service, accounting, information technology, and other administrative functions. In addition, the Company, from time to time, uses part-time workers and/or contract labor. None of the Company's employees are represented by a union, and the Company believes relations with its employees are good.

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

ITEM 2.  PROPERTIES.

         The Company leases approximately 300,000 square feet of space in Grand Prairie, Texas, which is currently used as the corporate offices and houses the Company's accounting and sales staff, as well as the main warehouse and shipping facility. The lease on this facility expires on May 1, 2004 and contains a renewal option to extend the lease for an additional three years. Previously, the Company sublet 45,000 square feet in its main facility. This sublease was terminated on May 31, 2001. The Company does not intend to seek a replacement sublessor. The Company believes the current facility in Grand Prairie, Texas is adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS.

         Cause No. 96-02952; Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Michael J. Beck, John L. Maguire, and Grant Thornton, L.L.P.; in the 191st Judicial District Court (originally filed in the 68th Judicial District Court) of Dallas County, Texas (the "Suntrust Lawsuit"):

         The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Michael J. Beck (former CAO), John L. Maguire (Director), and Grant Thornton, L.L.P. (former independent accountants) are defendants in a securities fraud lawsuit filed on March 22, 1996 by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. This lawsuit was filed as a class action on behalf of those who purchased securities through a public offering of the Company's stock, alleging that the price of the stock was artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Further, Grant Thornton filed a cross claim against the underwriters, and against the Company, Glenn D. Bollinger and Bobby D. Bollinger, generally seeking contribution.

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

         In April 2001, the Company and the class representatives entered into a "Stipulation of Settlement" which calls for the one time payment of $400,000 and the issuance of 200,000 shares of Bollinger Common Stock in full settlement of both the Suntrust Lawsuit and the STI Lawsuit. The 200,000 shares of stock are subject to a Put and Call Agreement which permits (1) the Company to call the stock for $2.00 per share, and (2) the plaintiffs to require the Company to purchase the stock for $1.00 per share. These put and call options run for one year after the effective date of the final settlement and approval of the litigation. Full and final settlement of both actions require class acceptance and judicial approval, and the hearings for final approval have been set for August 24, 2001. The Company has paid the $400,000 into escrow pending the final approval.

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

         Cause No. EDCV00-312-RT; Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. v. Kmart Corporation and Bollinger Industries, Inc.; in the United States District Court for the Central District of California, Eastern Division, filed on January 24, 2000. The Plaintiffs asserted claims of patent infringement relating to a patent on a sit-up exerciser. Defendants Bollinger and Kmart filed counterclaims alleging invalidity and unenforceability of the patent.

         Cause No. 400-CV-0135A; Bollinger Industries, Inc. v. Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc.; in the United States District Court for the Northern District of Texas, Fort Worth Division, filed on February 29, 2000. The Company sought a declaratory judgment that Precise's patent being asserted in the California litigation was invalid or unenforceable and did not infringe. This case involved the same subject matter as the California litigation.

         In November 2000 the Company, Precise Exercise Equipment, Inc. ("Precise") and Fitness Innovations and Technologies, Inc. entered into a Patent Settlement Agreement which allowed the Company to sell its remaining inventory of the sit-up exerciser through March 1, 2001 in the normal course of business and required the Company to assist in the transition of the Company's customer base for the sit-up exerciser to Precise. Concurrently, the Company entered into a Sublicense Agreement with Precise, which grants Precise rights for a period of three years to an unrelated Bollinger held patented product. This agreement settles both the California and Texas actions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is currently traded in the over-the-counter market as reported by the NASDAQ Stock Market, Inc.'s OTC Bulletin Board under the symbol "BOLL" The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the Common Stock.

                                                             PRICE RANGE
                                    ---------------------------------------------------------------
                                             FISCAL 2001                       FISCAL 2000
                                    ----------------------------      -----------------------------
                                         HIGH            LOW              HIGH              LOW
                                    --------------    ----------      ------------       ----------
      First Quarter ..............      $0.47           $0.38            $0.75             $0.34
      Second Quarter .............       0.47            0.35             0.72              0.28
      Third Quarter ..............       0.35            0.25             0.53              0.25
      Fourth Quarter .............       0.34            0.26             0.56              0.25


         As of May 29, 2001 there were approximately 63 holders of record of the Common Stock.

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

                                                                           FISCAL YEAR ENDED MARCH 31,
                                                          --------------------------------------------------------------
                                                            2001        2000           1999          1998(2)      1997
                                                          --------    --------       --------       --------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
Net sales .............................................   $ 43,124    $ 38,387       $ 33,824       $ 58,794    $ 82,599
Cost of goods sold ....................................     29,107      25,767         24,476         47,803      69,723
                                                          --------    --------       --------       --------    --------

     Gross profit .....................................     14,017      12,620          9,348         10,991      12,876

Selling expenses ......................................      4,937       3,497          3,532          4,890       6,879
Distribution, general and administrative expenses .....      8,820       8,384          9,428          9,963      11,506
                                                          --------    --------       --------       --------    --------

                                                            13,757      11,881         12,960         14,853      18,385
                                                          --------    --------       --------       --------    --------

    Operating profit (loss) ...........................        260         739         (3,612)        (3,862)     (5,509)

Other expense (income)
    Interest expense ..................................      1,504       1,201            774          1,749       2,552
    Gain on sale of assets ............................         (2)        (17)            (9)       (11,248)         --
    Contingency for legal settlement ..................     (2,250)         --          3,000             --          --
    Other .............................................         --         126            121            (55)        (50)
                                                          --------    --------       --------       --------    --------
                                                              (748)      1,310          3,886         (9,554)      2,502
                                                          --------    --------       --------       --------    --------

    Earnings (loss) from continuing operations
            before income tax expense (benefit) .......      1,008        (571)        (7,498)         5,692      (8,011)

Income tax expense (benefit) ..........................         --          --             --            226         (92)
                                                          --------    --------       --------       --------    --------

    Earnings (loss) from continuing operations(1) .....      1,008        (571)        (7,498)         5,466      (7,919)

Discontinued operations
  Gain (loss) on disposal, net of income tax
       benefit including a $1,199,118 provision
       for operating losses during phase out
       period in 1996 .................................         --          --             --             --         478
                                                          --------    --------       --------       --------    --------

  Earnings (loss) from discontinued operations ........         --          --             --             --         478
                                                          --------    --------       --------       --------    --------

 Net earnings (loss) ..................................   $  1,008    $   (571)      $ (7,498)      $  5,466    $ (7,441)
                                                          ========    ========       ========       ========    ========

 Per share data (basic):
   Earnings (loss) from continuing operations .........   $   0.23    $  (0.13)      $  (1.79)      $   1.37    $  (1.98)
                                                          ========    ========       ========       ========    ========

   Net earnings (loss) ................................   $   0.23    $  (0.13)      $  (1.79)      $   1.37    $  (1.86)
                                                          ========    ========       ========       ========    ========

 Weighted average common and common equivalent
   shares outstanding .................................      4,373       4,400          4,179          4,000       4,000
                                                          ========    ========       ========       ========    ========

                                                                           MARCH 31,
                                                  ----------------------------------------------------------
                                                    2001       2000          1999         1998(2)     1997
                                                  --------   --------      --------      --------   --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA
Working capital ..........................        $    424   $  8,065      $  7,463      $  8,839   $ 15,994
Total assets .............................          22,285     24,198        20,362        17,001     38,389
Total long term debt and capital leases...           2,361      9,615         7,437           815     15,642
Total debt and capital leases ............          12,428     11,029         9,054         1,170     18,483
Stockholders' equity .....................           3,615      2,619         3,190        10,487      5,021

----------

(1) The Company sold substantially all of the assets of the Healthcare Division during September 1996. Earnings from continuing operations does not reflect the results of operations for the Healthcare Division.

(2) On November 21, 1997 the Company disposed of its Trampoline Products line.

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

PROFITABILITY

         The Company took an important step forward in the fiscal year ended March 21, 2000 ("fiscal 2000") by achieving operating profitability and continued to achieve operating income, as well as net income, in the fiscal year ended March 31, 2001 ("fiscal 2001").

         The Company generated operating income of $260,000 in fiscal 2001 compared to operating income of $739,000 in fiscal 2000 and an operating loss of $3,612,000 in the fiscal year ended March 31, 1999 ("fiscal 1999"). Net income in fiscal 2001 was $1,008,000, including the reversal of $2,250,000 in a legal contingency accrual as compared to net losses of $571,000 in fiscal 2000 and $7,498,000 in fiscal 1999, the year in which the $3,000,000 legal contingency accrual was established.

         Subsequent to March 31, 2001, the Company and the class representatives in the Suntrust Lawsuit and the STI Lawsuit entered into a "Stipulation of Settlement" in full settlement of the lawsuits. (See "Item 3. Legal Proceedings.") The Company had reserves in excess of the settlement recorded as a contingent liability which have now been reversed in the 2001 financial statements. Resolving this ongoing litigation has been an important goal without which the future of the Company was uncertain.

         On April 2, 2001, the Company entered into an agreement with an asset-based lending arm of a Texas bank to replace the previous lender. This replacement was vital in reaching a settlement in the shareholder lawsuits as the previous lender was unwilling to permit the funding of a settlement.

         NET SALES: The Company obtained placement of a substantial program with a major mass merchandiser in July 1999 and sales to this customer were approximately $14,800,000 in fiscal 2001, substantially contributing to the Company's overall profitability.

         COST OF SALES AND GROSS MARGIN: Gross margin as a percentage was relatively stable from fiscal 2000 to fiscal 2001. The Company believes that continuing to source its products from the lowest cost and highest quality providers, as well as continuing to aggressively manage customer returns, will enable it to maintain gross margins in fiscal 2002, and further believes the addition of new product offerings should improve sales volume.

         SELLING EXPENSES: In November 2000, the Company settled a patent infringement lawsuit pertaining to its popular "AbRock'it" and "E-Z Ab" products with Precise Exercise Equipment, Inc. (See "Item 3. Legal Proceedings.") As part of the settlement the Company was required to pay royalties on the continued sale of these items and to stop selling these products by March 1, 2001. The cost of these royalties are reflected in Selling Expenses.

         In September 2000, the Company began investing in an extension of its product line with the introduction of weight benches, home gyms, stationary cycles and related product under the name "Rock Fitness." The cost of product development and sales salaries is reflected in this category.

ACQUISITIONS

         In October 1998, the Company entered into two unrelated acquisitions. The first was to acquire the assets and operations of Self Image Sports and Fitness Co., Inc., doing business as Multi-Grip, for $1,400,000 paid in cash at closing, a deferred cash payment of $100,000 and the assumption of approximately $60,000 in trade payables. The second was to acquire the license rights for the original "The Step" product from The Step Company for $2,175,000 cash at closing, a $1,400,000 convertible subordinated note, and 300,000 shares of the Company's restricted Common Stock valued at $150,000.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items derived from the Company's consolidated statements of operations expressed as a percentage of net sales. The trends in sales or earnings illustrated in the following table may not be indicative of future results.


                                                                                     PERCENTAGE INCREASE
                                                     PERCENTAGE OF NET SALES             (DECREASE)
                                                --------------------------------   ------------------------
                                                                                     FISCAL      FISCAL
                                                   FISCAL YEAR ENDED MARCH 31,        2001        2000
                                                                                        OVER FISCAL
STATEMENT OF OPERATIONS                           2001        2000        1999        2000        1999
                                                --------    --------    --------    --------    --------
Net sales ...................................      100.0       100.0       100.0          12          13
Cost of goods sold ..........................       67.5        67.1        72.4          13           5
                                                --------    --------    --------
     Gross profit ...........................       32.5        32.9        27.6          11          35

Selling expenses ............................       11.4         9.1        10.4          41          (1)
Distribution, general and
    administrative expenses .................       20.5        21.9        27.9           5         (11)
                                                --------    --------    --------
                                                    31.9        31.0        38.3          16          (8)
                                                --------    --------    --------
     Operating profit (loss) ................        0.6         1.9       (10.7)        (65)        120

Interest expense ............................        3.5         3.1         2.3          25          55
Gain on sale of assets ......................        0.0         0.0         0.0          88          94
Contingency for legal settlement ............       (5.2)        0.0         8.9          --          --
Other expense (income)-net ..................        0.0         0.3         0.3          --           4
                                                --------    --------    --------
                                                    (1.7)        3.4        11.5         157          66
     Earnings (loss) from operations
       before income tax expense benefit) ...        2.3        (1.5)      (22.2)        277          92

Income tax expense (benefit) ................        0.0         0.0         0.0          --          --
                                                --------    --------    --------

     Earnings (loss) from
       operations ...........................        2.3        (1.5)      (22.2)        277          92
                                                ========    ========    ========


FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

         The Company sells fitness accessory products under a variety of brand names, in addition to the Bollinger(R) design trademark.

         Net sales in fiscal 2001 increased by approximately $4,738,000 from fiscal 2000, an increase of 12.3%. Sales to discount chain customers are primarily responsible for the increase in sales.

         Returns and deductions from customers ranged from a low of approximately 3% of sales in the third quarter to a high of approximately 8% in the first quarter, with an average of 5% for the year. This is in line with fiscal 2000 and represents an improvement over prior years.

         Gross profit in fiscal 2001 improved by approximately $1.4 million over fiscal 2000, but decreased as a percentage of net sales from 32.9% in fiscal 2000 to 32.5% in fiscal 2001, a decrease of 0.4%. This minor percentage erosion was due to higher freight cost partially offset by cost improvements.

         Selling expenses for fiscal 2001 increased by approximately $1,439,000 compared to fiscal 2000 and increased as a percentage of net sales from 9.1% in fiscal 2000 to 11.4% in fiscal 2001. The dollar increase in selling expense is attributable to increased sales salaries for development of a new product line to be introduced in fall 2001 and royalty expenses associated with the sale of "AbRock'its" and "E-Z Abs" as required in a settlement reached in a patent infringement suit. See "Item 3. Legal Proceedings." Additionally, advertising expenses increased in direct relation to higher sales volume.

         Distribution, general and administrative expenses for fitness accessory products increased by approximately $437,000 in fiscal 2001 compared to fiscal 2000 and decreased as a percentage of net sales from 21.8% in fiscal 2000 to 20.5% in fiscal 2001. The increase in distribution, general and administrative expenses resulted from storage charges paid to hold goods while original documents were obtained to clear the product through overseas suppliers and customs.

         Operating profits decreased $479,000 or 1.3% from fiscal 2000 to fiscal 2001, attributable to advertising, sales salaries, royalties and storage charges.

         Interest expense on operations in fiscal 2001 increased approximately $303,000 from fiscal 2000 primarily due to an increase in the borrowed balance, fees and a slight increase in the interest rate assessed by a financial institution. Interest rates experienced by the Company increased from 10.02% in fiscal 2000 to 11.26% in fiscal 2001.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         Net sales in fiscal 2000 increased by approximately $4,563,000 from fiscal 1999, an increase of 13.5%. The placement of a complete Bollinger product line in a major mass merchandiser account contributed to the increase in sales.

         Returns and deductions from customers ranged from a low of approximately 4% of sales in the first quarter to a high of approximately 8% in the fourth quarter, with an average of 6% for the year. This is in line with fiscal 1999 and represents an improvement over years prior to fiscal 1999.

         Gross profit in fiscal 2000 improved by approximately $3.3 million over fiscal 2000, and increased as a percentage of net sales from 27.6% in fiscal 1999 to 32.9% in fiscal 2000, an increase of 5.3%. The improvement in gross margin was due to aggressive purchasing from suppliers, improved control of customer returns and deductions, and effective inventory monitoring controls.

         Selling expenses in fiscal 2000 decreased by approximately $35,000 compared to fiscal 1999 and decreased as a percentage of net sales from 10.4% in fiscal 1999 to 9.1% in fiscal 2000. The dollar decrease in selling expenses is the net effect of higher royalties and commissions on higher sales and the reduction of sales salaries for a portion of the year.

         Distribution, general and administrative expenses decreased by approximately $1,044,000 in fiscal 2000 compared to fiscal 1999 and decreased as a percentage of net sales from 27.9% in fiscal 1999 to 21.8% in fiscal 2000. The decrease in distribution, general and administrative expenses resulted from the reduction of legal fees paid to defend the shareholder lawsuits. In addition, distribution, general and administrative expenses were lower than the previous fiscal year due to reductions in salaries and other controllable expenses offset by the amortization of goodwill and other intangibles.

         Operating profit in fiscal 2000, as compared to fiscal 1999, improved by approximately $4,351,000. As a percentage of net sales, operating profit increased from a loss of 10.7% in fiscal 1999 to a gain of 1.9% in fiscal 2000.

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

         The following table sets forth selected quarterly unaudited information for fiscal 2001, 2000 and 1999. In the opinion of the Company, such information reflects all adjustments, consisting only of normal recurring adjustments necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of the results for any future period. Dollars are in thousands, except per share data.

                                                              THREE MONTHS ENDED
                                          FISCAL 1999                                     FISCAL 2000
                         -------------------------------------------      -----------------------------------------
                         JUNE 30,    SEPT. 30,   DEC. 31,   MAR. 31,      JUNE 30,    SEPT. 30,  DEC. 31,  MAR. 31,
                           1998        1998        1998       1999          1999        1999        1999     2000
                         --------   ----------   --------   --------      --------   ----------  --------  --------
Net sales ............   $  7,403   $    7,092   $ 10,844   $  8,485      $  7,166   $    9,533  $ 10,896  $ 10,792
Operating
   profit (loss)  ....     (1,088)      (1,010)      (287)    (1,227)         (392)         343       491       297
Earnings (loss)
   from
   operations ........     (1,170)      (1,193)      (581)    (4,554)(1)      (639)          80        51       (63)

Earnings (loss) per
   share from
   operations ........      (0.29)       (0.30)     (0.13)     (1.07)        (0.15)        0.02      0.01      (.01)


                                      THREE MONTHS ENDED
                                         FISCAL 2001
                         ------------------------------------------
                         JUNE 30,    SEPT. 30,   DEC. 31,  MAR. 31,
                           2000        2000         2000     2001
                         --------   ----------   --------  --------
Net sales ............   $  8,989   $    9,718   $ 12,757  $ 11,660
Operating
   profit (loss)  ....       (452)         193        594       (75)
Earnings (loss)
   from
   operations ........       (816)        (159)       201     1,782(2)

Earnings (loss) per
   share from
   operations ........      (0.19)       (0.04)      0.05      0.41

(1) Includes contingent liability accrual of $3,000,000 in anticipated settlement of shareholder lawsuits.

(2) Includes reduction of contingent liability accrual of $2,250,000, pending court approval, in settlement of shareholder lawsuits subsequent to March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of financing in the past several years have been short-term borrowings from an asset-based lender. The Company's cash used in operations was approximately $1,500,000 for fiscal 2001 compared to approximately $500,000 for fiscal 2000.

         In August 1996 the Company secured a revolving credit facility with a financial institution which, after revision in 1998, provided a maximum line of credit of $15,000,000, subject to certain borrowing base requirements and covenants. At March 31, 2001 the outstanding balance under the credit line was $7,535,000, which is collateralized by substantially all of the Company's assets including accounts receivable and inventory. The interest rate was 11.26% through March 31, 2001. In April 2001, the Company replaced the revolving credit facility (as discussed below).

         In March 2001 the Company converted a portion of accounts payable balances with certain major vendors to notes with maturities ranging from one to three years. These notes total $2,750,000, provide for 9% interest, and require monthly and periodic principal payments, with approximately $1,707,000 in principal repayments being required in the first twelve months of the notes. Additionally, in March 2001, the Company received $200,000 cash from two officers, in exchange for promissory notes to be repaid October 1, 2001.

         On April 2, 2001 the Company entered into a Loan Agreement with a banking association replacing the former lender and providing a maximum line of credit of $12,000,000, subject to certain terms and conditions. This line of credit is payable on demand and is collateralized by substantially all of the company's assets including accounts receivable and inventory. The revolving credit note shall bear interest at prime plus 2% but at no time lower than 9%.

         Capital expenditures requiring cash during fiscal 2001 were approximately $213,000, primarily for computer software and personal computers. The Company has budgeted approximately $150,000 for capital expenditures for fiscal 2002.

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

         Certain statements contained in this Report, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve numerous assumptions about known and unknown risks, uncertainties and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this Report, including without limitation under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business," and include the Company's ability to continue to improve gross margin, to maintain good relationships with its customers and suppliers and to generate sufficient cash to fund operations. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any forward-looking statements or publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

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

LEGAL PROCEEDINGS

         The Company and certain officers and directors are defendants in two separate lawsuits purporting to be class actions and alleging certain misrepresentations and fraudulent actions by the defendants in the 1993-1995 time frame. In April 2001 the Company and some of the other parties have entered into a "Stipulation of Settlement" which is currently pending court and class approval.

         The Company is occasionally a party to various legal proceedings arising in the ordinary course of business (See "Item 3. Legal Proceedings"). The Company is not currently a party to any other material litigation and is not aware of any litigation threatened against the Company, which could have a material adverse effect on the Company.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company are as follows:

             NAME                       AGE                                   POSITION
             ----                       ---                                   --------
     Glenn D. Bollinger                 50            Chairman of the Board, Chief Executive Officer and Director

     Bobby D. Bollinger                 48            Vice Chairman of the Board, President and Director

     Rose Turner                        44            Executive Vice  President - Finance,  Chief  Financial  Officer,
                                                      Chief Operating Officer, Treasurer and Secretary

     Dell K. Bollinger                  74            Senior Vice President - Administration

     David Barr                         42            Executive Vice President - Product Acquisition

     Floyd DePauw                       51            Controller and Chief Accounting Officer

     John L. Maguire                    70            Director

     Stephen L. Parr                    47            Director


         Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

         Glenn D. Bollinger is a co-founder of the Company and has served as Chairman of the Board, Chief Executive Officer and a Director since 1979. Mr. Bollinger is primarily responsible for the Company's overall operations, including inventory, purchasing and warehousing. Mr. Bollinger is Bobby Bollinger's brother and is the son of Mrs. Dell Bollinger.

         Bobby D. Bollinger is a co-founder of the Company and has served as Vice Chairman of the Board, President and a Director since 1979. Mr. Bollinger is primarily responsible for sales, marketing and product development. Mr. Bollinger is Glenn Bollinger's brother and is the son of Mrs. Dell Bollinger.

         Rose Turner has served as Chief Financial Officer, Treasurer and Secretary since January 1997, as Executive Vice President - Finance since October 1997, and as Chief Operating Officer of the Company since January 1999. She previously served as the Company's Senior Vice President - Finance from January 1997 to October 1997. Ms. Turner joined the Company on a contract and then full time basis in November 1995. Ms. Turner is a certified public accountant.

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

         John L. Maguire became a Director of the Company in September 1993 and served as interim Chief Financial Officer from August 1992 to August 1993. In addition, the Company retains Mr. Maguire as a consultant on certain financial matters and acquisitions. Mr. Maguire is a certified public accountant. Since November 1, 1999 Mr. Maguire has served as Director of Administrative Services, City of Fayetteville, Arkansas City Government. Since 1982, he has been self-employed, concentrating on private family investments. He was previously Chief Financial Officer of Tyson Foods, Inc. for twelve years.

         Stephen L. Parr became a Director of the Company in November 1995. Mr. Parr is currently President of Navigator Capital Management, LLC. Mr. Parr was previously a Vice President of Goldman Sachs, where he was an international specialist. Mr. Parr was with Goldman Sachs from 1977 to 1995. Mr. Parr serves on the board of directors of Nextek, Inc., a Alabama electronics company, Corphealth, Inc., a Texas behavioral healthcare company, NavTel, LLC, a competitive local exchange carrier, Aqua Dynamics, a specialty chemical and ozone services company, and Griffon Capital, a Detroit registered investment advisory firm.

         The Company's board of directors currently consists of four directors. All of the current directors will serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Certain of the directors and officers are defendants to lawsuits as discussed in "Item
3. Legal Proceedings."

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes the compensation paid to the Company's chief executive officer and the Company's three other most highly compensated officers for services rendered in all capacities to the Company during fiscal 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION(1)
                                                                                  DIRECTORS
                NAME AND                          SALARY    BONUS       OPTIONS     FEES
           PRINCIPAL POSITION             YEAR     ($)       ($)          (#)        ($)
           ------------------             ----   -------   -------      -------   ---------
Glenn D. Bollinger ....................   2001   250,000        --       25,716      10,000
    Chairman of the Board and             2000   252,143        --       25,716      10,000
    Chief Executive Officer ...........   1999   275,717        --           --      10,000

Bobby D. Bollinger ....................   2001   250,000        --       25,716      10,000
    Vice Chairman of the Board            2000   252,143        --       25,716      10,000
    and President .....................   1999   275,717        --           --      10,000

Rose Turner ...........................   2001   151,740    25,000(2)        --          --
    Executive Vice President -            2000   146,445    20,000        7,000          --
     Finance, Chief Operating Officer,    1999   132,700        --           --          --
     Chief Financial Officer, Treasurer
     and Secretary

David Barr ............................   2001   115,398    10,000(3)        --          --
    Executive Vice President -            2000   109,732     8,000(4)    20,000          --
     Product Acquisition ..............   1999    97,194        --           --          --

----------

    (1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits; however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer.

    (2) Ms. Turner's bonus for fiscal 2001 was paid subsequent to March 31, 2001.

    (3)  Mr. Barr's bonus for fiscal 2001 was paid subsequent to March 31, 2001.

    (4)  Mr. Barr's bonus for fiscal 2000 was paid subsequent to March 31, 2000.

OPTIONS EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executive officers concerning the exercise of options during fiscal 2001 and unexercised options held as of the end of fiscal 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                                                          NUMBER OF UNEXERCISED              IN-THE MONEY
                                                               OPTIONS AT                  OPTIONS AT FISCAL
                                                           FISCAL YEAR-END (#)              YEAR-END ($)(1)
                                                       ---------------------------    ---------------------------
                           SHARES
                        ACQUIRED ON      VALUE
         NAME           EXERCISE (#)   REALIZED ($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
         ----           ------------   ------------    -----------   -------------    -----------   -------------
Glenn D. Bollinger(2)        --             --            51,432            --            --             --
Bobby D. Bollinger(3)        --             --            51,432            --            --             --
Rose Turner(4)               --             --            32,000         8,000            --             --
David Barr(5)                --             --            38,000         4,000            --             --

----------

(1) Based on the closing sale price of the Common Stock on March 31, 2001 of $0.26 per share as reported by the over-the-counter Bulletin Board (minus the exercise or base price).

(2) Glenn D. Bollinger was granted options for the purchase of 25,716 shares of Common Stock in exchange for a salary reduction, at an exercise price of $1.00 per share, in September 1999. These options vested in March 2000 and expire five years from the date of grant. Glenn D. Bollinger was granted options for the purchase of 25,716 shares of Common Stock in exchange for a salary reduction, at an exercise price of $1.00 per share, in April 2000. These options vested in March 2001 and expire five years from the date of grant.

(3) Bobby D. Bollinger was granted options for the purchase of 25,716 shares of Common Stock in exchange for a salary reduction, at an exercise price of $1.00 per share, in September 1999. These options vested in March 2000 and expire five years from the date of grant. Bobby D. Bollinger was granted options for the purchase of 25,716 shares of Common Stock in exchange for a salary reduction, at an exercise price of $1.00 per share, in April 2000. These options vested in March 2001 and expire five years from the date of grant.

(4) Rose Turner was granted options for the purchase of 33,000 shares of Common Stock, at an exercise price of $0.63 per share, in January 1997. These options vest over a five-year period and expire ten years from the date of grant. Rose Turner was granted options for the purchase of 7,000 shares of Common Stock, at an exercise price of $1.00 per share, in April 1999. These options vest over a three-year period and expire ten years from the date of grant.

(5) David Barr was granted options for the purchase of 10,000 shares of Common Stock, at an exercise price of $13.00 per share, in October 1994. These options vested over a five-year period and expire ten years from the date of grant. Mr. Barr was granted options for the purchase of 2,000 shares of Common Stock, at an exercise price of $11.00 per share, in December 1994. These options vested over a four-year period and expire ten years from the date of grant. Mr. Barr was granted options for the purchase of 10,000 shares of Common Stock, at an exercise price of $3.00 per share, in February 1996. These options vested over a five-year period and expire ten years from the date of grant. Mr. Barr was granted options for the purchase of 20,000 shares of Common Stock, at an exercise price of $1.00 per share, in April 1999. These options vest over a three-year period and expire ten years from the date of grant.

DIRECTORS' COMPENSATION

         Glenn D. Bollinger and Bobby D. Bollinger each receive a fee of $10,000 annually for their services as Directors of the Company.

         John L. Maguire and Stephen Parr were granted options to purchase 8,333 shares of Common Stock at the time each became a director and were granted options to purchase 30,000 shares of Common Stock in January 2001. Stephen Parr receives a fee of $30,000 annually for his services as a Director of the Company and is reimbursed for out-of-pocket expenses incurred in connection with attendance at board of directors and committee meetings. John L. Maguire receives $36,000 annually and acts as a consultant on certain financial matters and acquisitions. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock of the Company, as of March 31, 2001, by (i) each director, (ii) the Company's chief executive officer and three other most highly compensated executive officers in fiscal 2001, (iii) each person deemed to beneficially own more than five percent of the outstanding shares of Common Stock, and (iv) all officers and directors of the Company as a group. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to his or her shares.

                                                                         SHARES OWNED
                                                                 -----------------------------
                 NAME                                             NUMBER            PERCENTAGE
                 ----                                             ------            ----------
                 Glenn D. Bollinger(1)(2)                        1,560,559             35.7
                 Bobby D. Bollinger(1)(3)                        1,561,610             35.7
                 Rose Turner(4)                                     32,000                *
                 David Barr(5)                                      38,000                *
                 John L. Maguire(6)                                138,333              3.2
                 Stephen L. Parr(7)                                 40,833                *
                 All directors and executive officers as a
                            group (8 persons)(8)(9)              2,680,192             61.4

----------

  *      Less than 1% of the outstanding shares of Common Stock.

(1)      Business mailing address is 602 Fountain Parkway, Grand Prairie, Texas
         75050.

(2) Includes (i) 425,069 shares over which Glenn Bollinger has sole voting and investment control; (ii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power with Bobby Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner; (iii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Glenn Bollinger has shared voting and investment power with Bobby Bollinger through each of their ownership of 49.5% of the outstanding stock of the sole general partner; and (iv) 212,058 shares held by the 401(k) Plan representing his interest in the plan as a participant. Neither the inclusion of shares owned by Bob Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(k) Plan shares not allocated to Glenn Bollinger's 401(k) participant account is to be construed as an admission that he is the beneficial owner of such shares. Includes options to purchase 51,432 shares of Common Stock that are currently exercisable.

(3) Includes (i) 425,069 shares over which Bobby Bollinger has sole voting and investment control; (ii) 436,000 shares held by Bob Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power with Glenn Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner; (iii) 436,000 shares held by Glenn Bollinger Family Enterprises, Ltd., a Texas limited partnership, over which Bobby Bollinger has shared voting and investment power with Glenn Bollinger through each of their 49.5% ownership of the outstanding stock of the sole general partner; and (iv) 213,109 shares held by the 401(k) Plan representing his interest in the plan as a participant. Neither the inclusion of shares owned by Glenn Bollinger Family Enterprises, Ltd., nor the inclusion of any 401(k) Plan shares not allocated to Bobby Bollinger's 401(k) participant account is to be construed as an admission that he is the beneficial owner of such shares. Includes options to purchase 51,432 shares of Common Stock that are currently exercisable.

(4) Includes options to purchase 32,000 shares of Common Stock that are currently exercisable.

(5) Includes options to purchase 38,000 shares of Common Stock that are currently exercisable.

(6) Includes options to purchase 88,333 shares of Common Stock that are currently exercisable. Does not include 26,000 shares of Common Stock held in trust for which Mr. Maguire is the trustee and is a contingent beneficiary. Mr. Maguire disclaims beneficial ownership of these shares.

(7) Includes options to purchase 38,333 shares of Common Stock that are currently exercisable.

(8) Includes options to purchase 407,856 shares of Common Stock that are currently exercisable.

(9) Shares which are included beneficially under both Glenn and Bobby Bollinger are only included once in the group total.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC. Based solely on the Company's review of the copies of such forms received during the year, the Company believes that during the year ended March 31, 2001, all the Company's directors, executive officers and holders of more than ten percent (10%) of the Common Stock complied with all Section 16(a) filing requirements.

         To the best knowledge of management of the Company, during fiscal year 2001 no director, officer or ten percent (10%) beneficial owner of securities of the Company failed to file with the SEC any required reports on Form 3, 4 or 5 regarding transactions in securities of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1998 Franklin Santagate became a marketing advisor on contract to the Company. In March 1999 Mr. Santagate accepted the position of Vice President of Marketing, again on a contract basis. Mr. Santagate, formerly known as Mr. Franklin Ross, was a vice president of marketing for the Company until the time of the initial public offering in November 1993. During fiscal year 2001 the Company paid Mr. Santagate $157,465 for 2001. Mr. Santagate continues to provide marketing services on a contract basis.

         In March 2001 the Company received $100,000 cash each from Dell Bollinger and David Barr in exchange for promissory notes that mature on October 1, 2001, bearing interest at $5,000 per month beginning May 1, 2001.

         The Company entered into a sublease with Glenn Bollinger and Bobby Bollinger for office space in October 2000. This sublease provides for monthly rentals of $3,938 and will terminate June 30, 2001, subject to renewal options. The sublease provides for the Company to pay or reimburse approximately $24,000 for tenant finish-out, plus an additional $22,000 for remodeling and furnishing the space.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:


                                                                                                               PAGE
1.       FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                                                             F- 1

Consolidated Balance Sheets as of March 31, 2001 and 2000                                                      F- 2

Consolidated Statements of Operations for each of the years in the three year period ended March 31, 2001      F- 4

Consolidated Statements of Stockholders' Equity for each of the years in the three year period ended           F- 5
March 31, 2001

Consolidated Statements of Cash Flows for each of the years in the three year period ended March 31, 2001      F- 6

Notes to Consolidated Financial Statements                                                                     F- 7

2.       FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants on Schedule II                                              F-20

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2001, 2000 and 1999              F-21

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

   10.1 Bollinger Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration Statement No. 33-69708).

   10.47 Loan and Security Agreement dated August 16, 1996 between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation and related schedules (incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q for the quarter ended September 29, 1996).

   10.48 Collateral Assignment of Patents and Trademarks dated August 16, 1996 between Bollinger Industries, L.P. and Foothill Capital Corporation (incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended September 29, 1996).

   10.49 Subordination Agreement dated August 16, 1996 between Glenn D. Bollinger, Bobby D. Bollinger, Dell Bollinger and Foothill Capital Corporation (incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended September 29, 1996).

   10.50 Deed of Trust dated August 16, 1996 executed by Bollinger Industries, L.P. (incorporated by reference to Exhibit 10.50 to the Company's Form 10-Q for the quarter ended September 29, 1996).

   10.51 First Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation (incorporated by reference to Exhibit 10.55 to the Company's Form 10-K for the year ended March 31, 1997).

   10.52 Second Amendment to Loan and Security Agreement dated August 16, 1996, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation (incorporated by reference to Exhibit 10.56 to the Company's Form 10-K for the year ended March 31, 1997).

   10.53 Lease Agreement dated December 1, 1996 between Southwest Properties Group, Inc. and Bollinger Industries, L.P. (incorporated by reference to Exhibit 10.57 to the Company's Form 10-K for the year ended March 31, 1997).

   10.54 Third Amendment to Loan and Security Agreement dated June 11, 1997, between Bollinger Industries, L.P. and NBF and Foothill Capital Corporation (incorporated by reference to Exhibit 10.58 to the Company's Form 10-Q for the quarter ended June 30, 1997).

   10.55 Asset Purchase Agreement dated November 13, 1997, between Bollinger Industries, Inc., NBF, Inc., and Hedstrom Corporation (incorporated by reference to Exhibit 10.61 to the Company's Form 8-K dated November 26, 1997).

   10.56 Amendment to Loan and Security Agreement dated May 14, 1998, between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc. and Foothill Capital Corporation (incorporated by reference to Exhibit 10.64 to the Company's Form 10-Q for the quarter ended June 30, 1998).

   10.57 Bollinger Industries, Inc. 1998 Stock Option Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement dated August 25, 1998).

   10.58 Asset Purchase Agreement dated October 8, 1998 between Self Image Sports and Fitness Co., Inc., and Bollinger Industries, L.P. (incorporated by reference to Exhibit 10.67 to the Company's Form 10-Q dated September 30, 1998).

   10.59 Asset Purchase Agreement dated October 15, 1998 between Bollinger Industries, L.P. Bollinger Industries, Inc., and The Step Company (incorporated by reference to Exhibit 10.65 to the Company's Form 8-K dated October 22, 1998).

   10.60 Convertible Subordinated Note Agreement dated October 15, 1998 between Bollinger Industries, L.P., Bollinger Industries, Inc., and The Step Company (incorporated by reference to Exhibit 10.68 to the Company's Form 10-Q dated December 31, 1998).

   10.61 Sublease and Modification and Ratification of Sublease Agreements commencing June 1, 1999 between Bollinger Industries, L.P., as sublessor, and Directory Distributing Associates, Inc., as sublessee (incorporated by reference to Exhibit 10.69 to the Company's Form 10-Q dated June 30, 1999).

   10.62 Modification and Ratification of Lease Agreement dated June 1, 1999 between Fountain Parkway, Ltd., as lessor, and Bollinger Industries, L.P., as lessee (incorporated by reference to Exhibit 10.70 to the Company's Form 10-Q dated June 30, 1999).

   10.63 Amendment No. 1 to Amended and Restated Loan and Security Agreement dated June 29, 1999 between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc., and Foothill Capital Corporation (incorporated by reference to Exhibit 10.71 to the Company's Form 10-Q dated June 30, 1999).

   10.64 Amendment No. 2 to Amended and Restated Loan and Security Agreement dated June 6, 2000 between Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc., and Foothill Capital Corporation (incorporated by reference to Exhibit 10.72 to the Company's Form 10-Q dated June 30, 2000).

   10.65 Forebearance Agreement entered into effective as of September 13, 2000 by and among Bollinger Industries, Inc., Bollinger Industries, L.P. and NBF, Inc., and Foothill Capital Corporation (incorporated by reference to Exhibit 10.73 to the Company's Form 10-Q dated September 30, 2000).

   10.66 Bollinger Industries, Inc. 2000 Nonqualified Stock Option Plan (filed herewith).

   10.67 Bollinger Industries, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement dated August 25, 2000).

   10.68 Loan Agreement dated April 2, 2001 by and between the Company, Bollinger Operating Corp., Bollinger Holding Corp., NBF, Inc., C. G. Products, Inc. and Bollinger Industries, L.P., as borrower, and The Frost National Bank, dba Frost Capital Group, as lender (filed herewith).

   10.69 Unsecured Note dated April 2, 2001 between the Company, as maker, and David Barr, as payee, in the original principal amount of $100,000, and related Subordination Agreement dated April 2, 2001 (filed herewith).

   10.70 Unsecured Note dated April 2, 2001 between the Company, as maker, and Dell Bollinger, as payee, in the original principal amount of $100,000, and related Subordination Agreement dated April 2, 2001 (filed herewith).

   10.71 Stipulation of Settlement dated April 2001 regarding the Suntrust and STI Lawsuits (filed herewith).

   10.72 Put and Call Agreement dated April 2001 between Goodkind Labaton Rudoff & Sucharow, L.L.P. (in its representative capacity as agent for the Class Members and as Lead Counsel in the Suntrust and STI Lawsuits), and the Company, Glenn D. Bollinger and Bobby D. Bollinger (filed herewith).

   10.73 Patent settlement agreement with Precise Exercise Equipment, Inc. and Bollinger dated November 20, 2000 (filed herewith).

   11      Statement Regarding Computation of Per Share Data (filed herewith).

   21      Subsidiaries (filed herewith).

(b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 2001.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

         The exhibits listed in Part IV, item 14(a)(3) of this report, and not incorporate by reference to a separate file, are included after "Signatures," below.

(d) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X. (INCLUDED UNDER PART IV, ITEM 14(a)(2))

         All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 2001.

                            BOLLINGER INDUSTRIES, INC.


                            By: /s/ Glenn D. Bollinger
                               -------------------------------------------------
                               Glenn D. Bollinger
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 27th day of June, 2001.


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

/s/ John L. Maguire                     Director
------------------------------
John L. Maguire

/s/ Stephen L. Parr                     Director
------------------------------
Stephen L. Parr

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Bollinger Industries, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bollinger Industries, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 2001, in conformity with generally accepted accounting principles.





                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
June 19, 2001

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,

                               ASSETS                                     2001           2000
                                                                      ------------   ------------
CURRENT ASSETS
      Cash                                                            $    618,788   $    959,242
      Accounts receivable-trade, net of allowance for doubtful
           accounts of $465,321 and $543,387, allowance for returns
           and allowances of $614,477 and $1,748,847, and allowance
           for advertising of $480,476 and $327,510                      7,655,118      6,277,077
      Prepaid expenses                                                     240,266        129,613
      Inventories, net                                                   8,172,040      9,581,676
      Other current assets                                                  11,956         47,788
                                                                      ------------   ------------

                  Total current assets                                  16,698,168     16,995,396

PROPERTY AND EQUIPMENT - NET                                             1,295,552      1,815,695

OTHER ASSETS
      Goodwill, net of accumulated amortization of $888,250 and
           $532,950                                                      2,664,750      3,020,050
      License rights, net of accumulated amortization of $178,750
           and $107,250                                                    536,250        607,750
      Notes receivable and other                                           199,589        106,254
      Deferred marketing costs, net of accumulated amortization of
            $1,247,167 and $534,500                                        890,238      1,602,905
      Deferred financing fees, net of accumulated amortization of
            $760,954 and $711,398                                               --         49,556
                                                                      ------------   ------------

                  Total other assets                                     4,290,827      5,386,515
                                                                      ------------   ------------

TOTAL ASSETS                                                          $ 22,284,547   $ 24,197,606
                                                                      ============   ============



        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                                                               MARCH 31,

                      LIABILITIES AND STOCKHOLDERS' EQUITY                2001            2000
                                                                      ------------    ------------
CURRENT LIABILITIES
      Current portion of long-term debt                               $  9,595,304    $  1,336,426
      Current portion of capital lease obligations                         271,852          76,938
      Notes payable to officers                                            200,000              --
      Accounts payable-trade                                             4,612,673       6,427,069
      Taxes payable                                                         51,304          53,104
      Accrued liabilities                                                  723,309         644,673
      Accrued product liability                                            219,777         391,879
      Contingency for legal settlement                                     600,000              --
                                                                      ------------    ------------

               Total current liabilities                                16,274,219       8,930,089

LONG-TERM LIABILITIES
      Long-term debt, less current portion                               1,719,395       8,701,886
      Capital lease obligations, less current portion                      641,476         913,328
      Contingency for legal settlement                                          --       3,000,000
      Other long-term liabilities                                           34,085          33,335
                                                                      ------------    ------------

               Total long-term liabilities                               2,394,956      12,648,549
                                                                      ------------    ------------

               Total liabilities                                        18,669,175      21,578,638
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes H and M)

STOCKHOLDERS' EQUITY
      Preferred stock - $0.01 par value;
           1,000,000 shares authorized; none issued                             --              --
      Common stock - $0.01 par value; 20,000,000 shares authorized;
           4,400,210 shares issued and  4,368,615 and
           4,400,210 shares outstanding                                     44,002          44,002
      Capital in excess of par                                          15,519,058      15,519,058
      Accumulated deficit                                              (11,935,741)    (12,944,092)
      Treasury stock, (31,595 shares), at cost                             (11,947)             --
                                                                      ------------    ------------

              Total stockholders' equity                                 3,615,372       2,618,968
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 22,284,547    $ 24,197,606
                                                                      ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED MARCH 31,

                                                           2001            2000            1999
                                                       ------------    ------------    ------------
Net sales                                              $ 43,124,190    $ 38,386,650    $ 33,823,947
Cost of goods sold                                       29,106,571      25,766,203      24,476,190
                                                       ------------    ------------    ------------

    Gross profit                                         14,017,619      12,620,447       9,347,757

Selling expenses                                          4,936,702       3,497,300       3,531,858
Distribution, general and administrative expenses         8,820,644       8,383,972       9,427,538
                                                       ------------    ------------    ------------
                                                         13,757,346      11,881,272      12,959,396
                                                       ------------    ------------    ------------

    Operating profit (loss)                                 260,273         739,175      (3,611,639)

Other expense (income)
    Interest expense                                      1,503,893       1,201,130         773,579
    Gain on sale of assets                                   (2,000)        (16,628)         (8,582)
    Contingency for legal settlement                     (2,250,000)             --       3,000,000
    Other                                                        29         125,406         121,021
                                                       ------------    ------------    ------------
                                                           (748,078)      1,309,908       3,886,018
                                                       ------------    ------------    ------------
    Earnings (loss) before income tax expense             1,008,351        (570,733)     (7,497,657)

Income tax expense                                               --              --              --
                                                       ------------    ------------    ------------

    Net earnings (loss)                                $  1,008,351    $   (570,733)   $ (7,497,657)
                                                       ============    ============    ============

Per share data (basic and diluted):

Basic earnings (loss) per share                        $       0.23    $      (0.13)   $      (1.79)
                                                       ============    ============    ============

Diluted earnings (loss) per share                      $       0.23    $      (0.13)   $      (1.79)
                                                       ============    ============    ============

Shares used in the calculation of per share amounts:

       Weighted average basic common shares               4,373,116       4,400,210       4,178,840
       Dilutive impact of stock options                          --              --              --
                                                       ------------    ------------    ------------

       Weighted average diluted common shares             4,373,116       4,400,210       4,178,840
                                                       ============    ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                       COMMON STOCK
                                ---------------------------
                                                               CAPITAL IN                      TREASURY
                                                               EXCESS OF     ACCUMULATED       STOCK AT
                                   SHARES         AMOUNT          PAR          DEFICIT           COST           TOTAL
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance April 1, 1998              4,000,210   $     40,002   $ 15,323,058   $ (4,875,702)   $         --    $ 10,487,358

Shares issued in Acquisition
Agreement                            300,000          3,000        147,000             --              --         150,000

Shares issued for Non-Compete
Agreement                            100,000          1,000         49,000             --              --          50,000

Net Loss                                  --             --             --     (7,497,657)             --      (7,497,657)
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance at March 31, 1999          4,400,210         44,002     15,519,058    (12,373,359)             --       3,189,701

Net Loss                                  --             --             --       (570,733)             --        (570,733)
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance at March 31, 2000          4,400,210         44,002     15,519,058    (12,944,092)             --       2,618,968

Purchase of Treasury Stock                --             --             --             --         (11,947)        (11,947)

Net Income                                --             --             --      1,008,351              --       1,008,351
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance at March 31, 2001          4,400,210   $     44,002   $ 15,519,058   $(11,935,741)   $    (11,947)   $  3,615,372
                                ============   ============   ============   ============    ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED MARCH 31,
                                                                  2001            2000            1999
                                                              ------------    ------------    ------------
Cash flows from operating activities
   Net earnings (loss)                                        $  1,008,351    $   (570,733)   $ (7,497,657)
   Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities
      Gain on sale of assets                                        (2,000)        (16,628)         (8,582)
      Contingency for legal settlement                          (2,250,000)             --       3,000,000
      Depreciation and amortization                              1,924,644       1,177,063       1,149,249
      Provision for returns and allowance                        2,070,478       2,012,981       2,971,638
      Provision for doubtful accounts                               15,095         255,000         240,000
      Provision for advertising                                  1,569,227         807,000         746,389
      Provision for obsolete inventory                             514,461              --         729,762
      Changes in operating assets and liabilities
       Accounts receivable-trade                                (5,032,841)     (2,237,743)     (4,231,651)
       Other current assets                                         35,832         (38,167)        414,714
       Inventories                                                 895,175      (2,721,990)     (1,251,435)
       Prepaid expense                                            (110,653)     (1,644,273)        705,266
       Other assets                                                (96,127)          4,485         (26,896)
       Accounts payable-trade                                   (1,814,396)      2,682,555       1,048,949
       Taxes payable                                                (1,800)         (8,175)       (163,421)
       Accrued liabilities                                          78,636        (203,695)     (1,257,010)
       Accrued product liability                                  (172,102)        (72,189)         (4,651)
       Contingency for legal settlement                           (150,000)             --              --
       Other long-term liabilities                                     750          33,335              --
                                                              ------------    ------------    ------------

         Net cash used in operating activities                  (1,517,270)       (541,174)     (3,435,336)

Cash flows from investing activities
    Purchases of property and equipment                           (212,686)       (204,686)       (639,927)
    Acquisition of license rights and assets                            --              --      (3,575,000)
    Payments made on notes receivable                                   --              --         121,523
    Proceeds from sale of assets                                     2,000          19,651          21,554
    Escrow receivable                                                   --              --       1,012,296
                                                              ------------    ------------    ------------

         Net cash used in investing activities                    (210,686)       (185,035)     (3,059,554)

Cash flows from financing activities
   Net proceeds from debt                                        1,276,387       1,754,621       6,704,505
   Payments on capital lease obligations                           (76,938)       (194,889)       (220,265)
   Proceeds from notes payable to officers                         200,000              --              --
   Purchase of treasury stock                                      (11,947)             --              --
                                                              ------------    ------------    ------------

         Net cash provided by financing activities               1,387,502       1,559,732       6,484,240
                                                              ------------    ------------    ------------

         Net increase (decrease) in cash                          (340,454)        833,523         (10,650)

Cash at beginning of year                                          959,242         125,719         136,369
                                                              ------------    ------------    ------------

Cash at end of year                                           $    618,788    $    959,242    $    125,719
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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BUSINESS ACTIVITY

The Company is a distributor of consumer fitness equipment and accessories primarily with customers throughout the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bollinger Industries, Inc. ("Bollinger"), its wholly-owned subsidiaries, and Bollinger Industries, L.P., a partnership wholly-owned by Bollinger's subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market (determined product by product based on management's knowledge of current market conditions and existing stock levels).

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

Leasehold improvements                                   5 - 7 years
Equipment                                                2 - 7 years
Motor vehicle                                               10 years
Furniture and fixtures                                   3 - 5 years
Amortization for capital leases (primarily
computer equipment and software) is provided for
over the lease terms which is shorter than the life          4 years

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

path, coding, installation of hardware and testing are completed. The Company begins amortization of the capitalized software as it is placed in use. The Company capitalized $40,000 and $110,000 for software costs during fiscal 2001 and 2000, respectively.

ADVERTISING COSTS

Advertising and promotional costs are expensed as incurred. Advertising expense amounted to $1,585,000 $825,000 and $778,000 in fiscal 2001, 2000 and 1999, respectively.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share of Common Stock is based upon the weighted average number of common shares actually outstanding during each year. Outstanding stock options are either antidilutive or have no dilutive effect on earnings per share for the years ended March 31, 2001, 2000 and 1999.

GOODWILL AND OTHER INTANGIBLES

Goodwill and intangibles resulting from license rights are amortized utilizing the straight-line method over a period of 10 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill and other intangibles based on the current and expected future undiscounted cash flows from operations of the business giving rise to the intangible to determine whether revisions to the carrying value or useful lives is warranted.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair-value of the Company's stock over the exercise price.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B - ACQUISITIONS AND DISPOSAL

ACQUISITIONS

In October 1998, the Company entered into two unrelated acquisitions. The first was the acquisition of the assets and operations of Self Image Sports and Fitness Co., Inc., doing business as Multi-Grip, for $1,400,000 paid in cash at closing, a deferred cash payment of $100,000 and the assumption of approximately $60,000 in trade payables. As a part of this transaction, Multi-Grip's principal shareholder entered into a non competition agreement with the Company in exchange for 100,000 shares of the Company's restricted common stock valued at $50,000. The second was the acquisition of the license rights for the original "The Step" product from The Step Company for $2,175,000 paid in cash at closing, a $1,400,000 convertible subordinated note, and 300,000 shares of the Company's restricted Common Stock valued at $150,000.

DISPOSAL OF THE TRAMPOLINE PRODUCTS LINE

On November 21, 1997 the Company disposed of its Trampoline Products line. Included in the consideration was $1,012,296 held back by the purchaser as an escrow amount. The escrow was paid to the Company during fiscal 1999.

NOTE C - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                                                 YEARS ENDED MARCH 31,
                                          ------------------------------------
                                             2001         2000         1999
                                          ----------   ----------   ----------
Interest paid                             $1,442,962   $  999,468   $  544,741
Non-cash financing and investing
     transactions:
Purchase of assets-financed by notes
     from buyer                           $       --   $       --   $1,400,000
Purchases of assets and agreements
     financed by stock                    $       --   $       --   $  200,000
Purchase of assets financed by capital
     leases                               $       --   $  415,000   $  111,107
Escrow received                           $       --   $       --   $1,012,296
Reduction of accounts payable exchanged
     for notes payable                    $2,750,000   $       --   $       --

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D - CREDIT RISK

The Company's assets subject to potential credit risk consist primarily of trade accounts receivable and cash. The Company sells its products primarily to retailers, including national chains, geographically dispersed throughout the United States on an unsecured basis. Risks associated with extension of credit to customers are affected by the economic condition of the retail industry. The Company performs ongoing credit evaluations of its customers' financial condition to reduce credit risk and beginning March 2001 purchased credit insurance on its accounts receivable. The Company has provided an allowance for doubtful accounts which reflects its estimate of uncollectible accounts.

Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation ("FDIC") insured amounts. To minimize risk, the Company places its cash with quality institutions and monitors the financial status of these institutions.

NOTE E - INVENTORIES

                                    MARCH 31,
                           ----------------------------
                                   2001            2000
                           ------------    ------------
Raw materials              $    177,408    $    360,934
Work in progress                  3,714              --
Finished goods                8,773,678       9,922,317
Reserve for obsolescence       (782,760)       (701,575)
                           ------------    ------------
                           $  8,172,040    $  9,581,676
                           ============    ============

NOTE F - PROPERTY AND EQUIPMENT

                                                             MARCH 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Leasehold improvements                                $  326,641   $  302,641
Equipment and software costs                           2,844,685    2,656,000
Motor vehicles                                           122,607      122,607
Furniture and fixtures                                   941,853      941,853
                                                      ----------   ----------
                                                       4,235,786    4,023,101
     Less accumulated depreciation and amortization    2,940,234    2,207,406
                                                      ----------   ----------
                                                      $1,295,552   $1,815,695
                                                      ==========   ==========

Depreciation and amortization expenses related to property and equipment for the years ended March 31, 2001 and 2000 was approximately $733,000 and $600,000, respectively. Included in equipment and software costs at March 31, 2001 and 2000 is $1,405,000 of software and equipment under capital lease. The related amortization expense charged to operations for the years ended March 31, 2001, 2000 and 1999 was $351,000, $248,000 and $186,000, respectively.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G - LONG TERM DEBT

                                                                                                          MARCH 31,
                                                                                                 ---------------------------
                                                                                                     2001           2000
                                                                                                 ------------   ------------
Convertible subordinated note payable for $1,400,000 with The Step Company, bearing interest adjusted quarterly (10.5% at March 31, 2001). Principal and interest payable in the amount of $88,000 quarterly beginning January 4, 1999 through October 1, 2003; uncollateralized. Convertible to Bollinger Common Stock
at $4.00 per share for outstanding balance.                                                      $    852,379   $  1,103,278

Loan with a financial institution providing a maximum line of credit of
$15,000,000, bearing interest at the reference rate plus 2% (10% at March 31,
2001). Interest payable monthly; collateralized by receivables and inventory.(1)                    7,534,895      8,753,478

Note payable for $1,250,000 with a vendor, bearing interest at 9%
Principal and interest payable in the amount of $45,000 per month beginning April 15, 2001 through June 15, 2003, with a final payment of
$35,000 due July 15, 2003; uncollateralized.                                                        1,250,000

Note payable for $1,000,000 with a vendor, bearing interest at 9%. Principal and interest payable in the amount of $50,000 per month beginning April 15, 2001 through February 15, 2002, with a final payment of $450,000 due March 15, 2002;
uncollateralized.                                                                                   1,000,000

Note payable for $300,000 with a vendor, bearing interest at 9%. Principal and interest payable in the amount of $8,333 per month beginning April 15, 2001
through March 15, 2004; uncollateralized.                                                             300,000

Note payable for $200,000 with a vendor, bearing interest at 9%. Principal and interest payable in the amount of $5,555 per month beginning April 15,2001
through March 15, 2004; uncollateralized.                                                             200,000

Notes to certain officers of the Company bearing interest at $10,000 per month due by the first of each month beginning May 1, 2001 and the $200,000 principal
is due October 1, 2001; uncollateralized.                                                             200,000

Other                                                                                                 177,425        181,556
                                                                                                 ------------   ------------

                                                                                                   11,514,699     10,038,312

Less current portion                                                                                9,795,304      1,336,426

                                                                                                 ------------   ------------
                                                                                                 $  1,719,395   $  8,701,886
                                                                                                 ============   ============

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G - LONG TERM DEBT - Continued

Future maturities of long-term debt at March 31, 2001 are as follows:


                    Year Ending March 31,           2002                   $ 9,795,304

                                                    2003                     1,015,507

                                                    2004                       616,668

                                                    2005                         5,927

                                                    2006                         6,468

                                                    Thereafter                  74,825
                                                                           -----------
                                                                           $11,514,699
                                                                           ===========

(1) The loan agreement with the financial institution provides borrowings under the line of credit which are subject to limitations based on the borrowing base, as defined in the agreement, with a maximum facility of $15 million. The terms of the agreement require the Company to maintain specific current ratio levels, levels of debt to net worth, levels of tangible net worth and other financial covenants. At March 31, 2001, the Company had $0 available in additional borrowing capacity under the loan agreement. Subsequent to March 31, 2001, the Company entered into a loan agreement with a financial institution which replaced the previous facility. The new facility provides borrowings under the line, subject to limitations, of $12,000,000.

NOTE H - CONTINGENCIES FOR LEGAL SETTLEMENT

In fiscal 1999 the Company recorded a contingent liability accrual of $3,000,000 in anticipation of a settlement in connection with the shareholder lawsuits. During the year ended March 31, 2001 the Company paid $150,000 in a Rule 11 Agreement to settle Curtis Logan's cross claim for indemnity against the Company. Subsequent to March 31, 2001, a "Stipulation of Settlement" totaling $600,000 was reached with the class representatives and accordingly the Company reduced the contingency accrual for legal settlement by $2,250,000 at March 31, 2001. This "Stipulation of Settlement" is currently pending court and class approval. See Notes M and N.

NOTE I - 401(k) PLAN

The Company has a 401(k) employee deferred compensation plan under the terms of which employees who have been employed for one year or more are entitled to contribute up to the lesser of $10,500 or 15% of their annual compensation. The Company contributed $52,000 in October 1999 in relation to a closing agreement entered into with the Internal Revenue Service. Additionally the Company contributed approximately $114,000 in relation to a closing agreement entered into with the U.S. Department of Labor. The Company also contributed approximately $16,000 per year for plan expenses in each of the three years ended March 31, 2001.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE J - STOCK OPTIONS

1993 PLAN

The 1993 Stock Option Plan provides for the grant of options covering a total of 500,000 shares of Common Stock of the Company to be issued to key employees and directors of the Company other than the Chief Executive Officer and the President. Under the Plan, incentive stock options and non-qualified stock options may be granted at prices no less than 100% and 50%, respectively, of the fair value of the Company's Common Stock on the date of grant. The options have a term of ten years and will generally vest in annual installments. At March 31, 2001, a total of 321,334 options were available for grant under this plan.

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

Stock options granted under the 1998 Plan may be one of two types: incentive stock options and nonqualified stock options. The Board has the authority to grant to any participant incentive stock options, nonqualified stock options or any combination thereof. At March 31, 2001, a total of 92,005 options were available for grant under this plan.

2000 PLAN

The 2000 Stock Option Plan provides for the grant of options covering a total of 500,000 shares of Common Stock of the Company to be issued to officers and employees of the Company who are responsible for or contribute to the management, growth and profitability of the business. No grant will be made under this Plan to a director who is not an officer or a salaried employee of the Company.

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

Stock options granted under the 2000 Plan may be one of two types: incentive stock options and nonqualified stock options. The Board has the authority to grant to any participant incentive stock options, nonqualified stock options or any combination thereof. At March 31, 2001, a total of 356,005 options were available for grant under this plan.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE J - STOCK OPTIONS - CONTINUED

2000 NONQUALIFIED STOCK OPTION PLAN

The 2000 Nonqualified Stock Option Plan provides for the grant of options covering a total of 200,000 shares of Common Stock of the Company to be issued to members of the Board of Directors who are not officers or other employees of the Company or any corporation or other entity which is then a subsidiary of the Company, and to consultants or advisors to the Company.

The exercise price per share shall not be less than 100% of the fair market value of the Common Stock subject to the nonqualified stock option on the date of grant. At March 31, 2001, a total of 115,000 options were available for grant under this plan.

Following is a summary of option activity under all Stock Option Plans:

                                                        OPTION PRICE
                                                ----------------------------
                                   SHARES          PER SHARE        TOTAL
                                ------------    --------------   -----------
Outstanding at March 31, 1998        244,999    $ 0.63 - 13.00   $ 1,874,556
     Granted                              --                --            --
     Canceled                        (30,333)     4.00 - 12.50      (126,707)
                                ------------    --------------   -----------
Outstanding at March 31, 1999        214,666      0.63 - 13.00     1,747,849
     Granted                         357,495      1.00               357,495
     Canceled                        (64,000)     1.00 - 11.00      (358,480)
                                ------------    --------------   -----------
Outstanding at March 31, 2000        508,161      0.63 - 13.00     1,746,864
     Granted                         338,995      1.00               338,995
     Canceled                        (31,500)     1.00               (31,500)
                                ------------    --------------   -----------
Outstanding at March 31, 2001        815,656    $ 0.63 - 13.00   $ 2,054,359
                                ============                     ===========

All the options are compensatory. The outstanding stock options expire from September 2003 through January 2011.

The following summarizes information about compensatory options outstanding at March 31, 2001:

                        Options Outstanding                                               Options Exercisable
------------------------------------------------------------------------             ------------------------------
                                         Weighted Avg.       Weighted
Range of Exercise        Number           Remaining        Avg. Exercise               Number        Weighted Avg.
     Prices           Outstanding      Contractual Life        Price                 Exercisable     Exercise Price
-----------------     -----------      ----------------    -------------             -----------     --------------
$ 0.63- $13.00          815,656           4.53 Years           $2.52                   618,656          $ 3.00

The options granted during the fiscal year ended March 31, 2001 have exercise prices in excess of fair value and accordingly, no compensation cost has been recognized for compensatory stock options in the consolidated financial statements. The effect of applying the pro-forma requirements of SFAS No. 123 does not significantly affect earnings (loss) and earnings (loss) per share for the years ended March 31, 2001, 2000 and 1999.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE K - INCOME TAXES

The Company's effective income tax rate differed from the federal statutory rate as follows:

                                       YEARS ENDED MARCH 31,
                                  2001         2000         1999
                                --------     --------     --------
U.S. Federal statutory rate         34.0%        34.0%        34.0%
Permanent differences                1.5%        (3.6)%       (0.5)%
Change in prior tax estimates        0.0%       (29.2)%        0.9%
Change in valuation allowance      (35.5)%       (1.2)%      (32.3)%
Other, net                           0.0%         0.0%        (2.1)%
                                --------     --------     --------

                                     0.0%         0.0%         0.0%
                                ========     ========     ========

Following are the components of deferred tax assets and deferred tax liabilities:

                                          YEARS ENDED MARCH 31,
                                          2001            2000
                                      ------------    ------------
Net current deferred tax assets
   Inventories                        $    465,275    $    544,942
   Allowance for doubtful accounts         158,209         184,752
   Inventory reserves                       34,000           7,809
   Accrued expenses                         91,889         108,291
   Less valuation allowance               (749,373)       (845,794)
                                      ------------    ------------
Net current deferred taxes            $         --    $         --
                                      ============    ============

Non-current deferred tax asset
   Contingency for legal settlement   $    204,000    $  1,020,000
   Intangibles                             142,081          72,556
   Net operating loss                    3,058,411       3,153,743
   Less valuation allowance             (3,345,443)     (3,602,026)
                                      ------------    ------------
                                            59,049         644,273
Non-current deferred tax liability
   Property and equipment                  (59,049)        (99,285)
   Deferred marketing cost                      --        (544,988)
                                      ------------    ------------
                                           (59,049)       (644,273)
                                      ------------    ------------
Net non-current deferred taxes        $         --    $         --
                                      ============    ============

At March 31, 2001 the Company had net operating losses available to offset future taxable income of approximately $8,995,000 which begin expiring in 2011. The valuation allowance decreased by $353,004 during the year ended March 31, 2001.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE L - MAJOR CUSTOMERS

Customers accounting for 10% or more of total net sales are as follows:

YEAR ENDED MARCH 31,                                           PERCENTAGE
--------------------                                           ----------
2001
       Kmart                                                       33%
       Wal-Mart                                                    19%
       The Sports Authority                                        17%
2000
       Wal-Mart                                                    33%
       Kmart                                                       20%
       The Sports Authority                                        17%

1999
       Wal-Mart                                                    45%
       The Sports Authority                                        17%

NOTE M - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain warehouse space, warehouse and computer equipment and other assets. These leases are either operating or capital leases and have future minimum lease payments, net of sublease income, as follows:

                                                             Operating             Capital
                                                             ----------           ----------
   Year Ending March 31, 2002                                $  761,758           $  328,950
                         2003                                   811,056              390,600
                         2004                                   834,601              292,950
                         2005                                   135,633                   --
                         2006                                    68,816                   --
                         Thereafter                             412,000                   --
                                                             ----------           ----------
                                                             $3,023,864           $1,012,500
                                                             ==========

Less amount representing interest                                                     99,173
                                                                                  ----------

Present value of net minimum lease payments
 (including the current portion of $271,852)                                      $  913,327
                                                                                  ==========


Total lease expense for the years ended March 31, 2001, 2000 and 1999 was approximately $643,000, $581,000 and $655,000, respectively.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

LEGAL PROCEEDINGS

Cause No. 96-02952; Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund v. Bollinger Industries, Inc., Glenn D. Bollinger, Bobby D. Bollinger, Michael J. Beck, John L. Maguire, and Grant Thornton, L.L.P.; in the 191st Judicial District Court (originally filed in the 68th Judicial District Court) of Dallas County, Texas (the "Suntrust Lawsuit"):

The Company, Glenn D. Bollinger (Chairman and CEO), Bobby D. Bollinger (President), Michael J. Beck (former CAO), John L. Maguire (Director), and Grant Thornton, L.L.P. (former independent accountants) are defendants in a securities fraud lawsuit filed on March 22, 1996 by shareholder Suntrust Bank Atlanta, as Trustee for Suntrust Retirement Sunbelt Equity Fund, on behalf of themselves and all persons similarly situated. This lawsuit was filed as a class action on behalf of those who purchased securities through a public offering of the Company's stock, alleging that the price of the stock was artificially inflated and maintained in violation of the anti-fraud provisions of the securities law as well as common law. Further, Grant Thornton filed a cross claim against the underwriters, and against the Company, Glenn D. Bollinger and Bobby D. Bollinger, generally seeking contribution.

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

In April 2001, the Company and the class representatives entered into a "Stipulation of Settlement" which calls for the one time payment of $400,000 and the issuance of 200,000 shares of Bollinger Common Stock in full settlement of both the Suntrust Lawsuit and the STI Lawsuit. The 200,000 shares of stock are subject to a Put and Call Agreement which permits (1) the Company to call the stock for $2.00 per share, and (2) the plaintiffs to require the Company to purchase the stock for $1.00 per share. These put and call options run for one year after the effective date of the final settlement and approval of the litigation. Full and final settlement of both actions require class acceptance and judicial approval, and the hearings for final approval have been set for August 24, 2001. The Company has paid the $400,000 into escrow pending the final approval.

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

Cause No. EDCV00-312-RT; Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc. v. Kmart Corporation and Bollinger Industries, Inc.; in the United States District Court for the Central District of California, Eastern Division, filed on January 24, 2000. The Plaintiffs asserted claims of patent infringement relating to a patent on a sit-up exerciser. Defendants Bollinger and Kmart filed counterclaims alleging invalidity and unenforceability of the patent.

Cause No. 400-CV-0135A; Bollinger Industries, Inc. v. Precise Exercise Equipment, Inc. and Fitness Innovations and Technologies, Inc.; in the United States District Court for the Northern District of Texas, Fort Worth Division, filed on February 29, 2000. The Company sought a declaratory judgment that Precise's patent being asserted in the California litigation was invalid or unenforceable and did not infringe. This case involved the same subject matter as the California litigation.

In November 2000 the Company, Precise Exercise Equipment, Inc. ("Precise") and Fitness Innovations and Technologies, Inc. entered into a Patent Settlement Agreement which allowed the Company to sell its remaining inventory of the sit-up exerciser through March 1, 2001 in the normal course of business and required the Company to assist in the transition of the Company's customer base for the sit-up exerciser to Precise. Concurrently, the Company entered into a Sublicense Agreement with Precise, which grants Precise rights for a period of three years to an unrelated Bollinger held patented product. This agreement settles both the California and Texas actions.

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

NOTE N - Subsequent Events

On April 2, 2001 the Company entered into an agreement with an asset-based lending arm of a Texas bank which replaced the existing line of credit.

In April 2001 the Company and the class representatives entered into an agreement to settle the Suntrust and STI Lawsuits. This settlement requires class and court approval, which is pending.

In May 2001 the Company terminated the sublease agreement of 45,000 square foot of warehouse space.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II





BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

In connection with our audit of the consolidated financial statements of Bollinger Industries, Inc. and Subsidiaries referred to in our report dated June 19, 2001, we have also audited Schedule II for the years ended March 31, 2001, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                     King Griffin & Adamson P.C.


Dallas, Texas
June 19, 2001

                                                                     Schedule II

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                      Additions
                                      Balance at     charged to     Charged to
                                       beginning      costs and        other                     Balance at end
            Description                 of year       expenses       accounts      Deductions       of year
            -----------              ------------   ------------   ------------   ------------   --------------
Year ended March 31, 1999
   Allowance for doubtful accounts   $    450,000   $    240,000   $         --   $   (213,381)   $    476,619
   Inventory obsolescence reserve       2,202,879        729,762             --     (1,386,424)      1,546,217
   Returns and allowance reserve          910,025      2,971,638             --     (2,461,708)      1,419,955
   Advertising reserve                    250,000        746,389             --       (760,116)        236,273

Year ended March 31, 2000
   Allowance for doubtful accounts   $    476,619   $    255,000   $         --   $   (188,232)   $    543,387
   Inventory obsolescence reserve       1,546,217             --             --       (844,642)        701,575
   Returns and allowance reserve        1,419,955      2,012,981             --     (1,684,089)      1,748,847
   Advertising reserve                    236,273        807,000             --       (715,763)        327,510

Year ended March 31, 2001
   Allowance for doubtful accounts   $    543,387   $     15,095   $         --   $    (93,161)   $    465,321
   Inventory obsolescence reserve         701,575        514,461             --       (433,276)        782,760
   Returns and allowance reserve        1,748,847      2,070,478             --     (3,204,848)        614,477
   Advertising reserve                    327,510      1,569,227             --     (1,416,261)        480,476


Deductions represent uncollectible accounts, inventories written off, or credits issued for returns and allowances and advertising.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.66             Bollinger Industries, Inc. 2000 Nonqualified Stock Option Plan

10.68             Loan Agreement dated April 2, 2001 by and between the Company,
                  Bollinger Operating Corp., Bollinger Holding Corp., NBF, Inc.,
                  C. G. Products, Inc. and Bollinger Industries, L.P., as borrower, and The Frost National Bank, dba Frost Capital
                  Group, as lender

10.69 Unsecured Note dated April 2, 2001 between the Company, as maker, and David Barr, as payee, in the original principal amount of $100,000, and related Subordination Agreement dated
                  April 2, 2001

10.70 Unsecured Note dated April 2, 2001 between the Company, as maker, and Dell Bollinger, as payee, in the original principal amount of $100,000, and related Subordination Agreement dated
                  April 2, 2001

10.71             Stipulation of Settlement dated April 2001 regarding the
                  Suntrust and STI Lawsuits

10.72             Put and Call Agreement dated April 2001 between Goodkind
                  Labaton Rudoff & Sucharow, L.L.P. (in its representative capacity as agent for the Class Members and as Lead Counsel in the Suntrust and STI Lawsuits), and the Company, Glenn D.
                  Bollinger and Bobby D. Bollinger

10.73             Patent settlement agreement with Precise Exercise Equipment,
                  Inc. and Bollinger dated November 20, 2000

11                Statement Regarding Computation of Per Share Data

21                Subsidiaries