Form 10-Q
period 2001-06-30
BOLLINGER INDUSTRIES INC
filed 2001-08-14
CIK 912894

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001 or

        [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to _____________

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

Yes [X]  No [ ]

        As of August 2, 2001, 4,368,615 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                     Page No.
PART I - FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 2001 (unaudited) and March 31, 2001                         3

                    Consolidated Statements of Operations for the
                    Quarters Ended June 30, 2001 and 2000 (unaudited)                    5

                    Consolidated Statements of Cash Flows for the
                    Quarters Ended June 30, 2001 and 2000 (unaudited)                    6

                    Notes to Consolidated Financial Statements (unaudited)               7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       11

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk          13

PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings                                                   14

          Item 2.   Changes in Securities and Use of Proceeds                           15

          Item 3.   Defaults Upon Senior Securities                                     15

          Item 4.   Submission of Matters to a Vote of Security Holders                 15

          Item 5.   Other Information                                                   15

          Item 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                       ASSETS                                    JUNE 30,            MARCH 31,
                                                                   2001                2001
                                                                -----------         -----------
                                                                (Unaudited)
CURRENT ASSETS
     Cash                                                       $   191,111         $   618,788
     Accounts receivable-trade, net of allowance for
         doubtful accounts of $471,685 and $465,321,
         allowance for returns and allowances of
         $499,150 and $614,477, and allowance for                 4,520,496           7,655,118
         advertising of $438,791 and $480,476
     Escrow deposit for legal settlement                            400,000                  --
     Deposit                                                        500,000                  --
     Prepaid expenses                                               166,843             240,266
     Inventories, net of allowance for obsolesence of
         $977,485 and $782,760                                    7,939,290           8,172,040
     Other current assets                                             2,288              11,956
                                                                -----------         -----------

              Total current assets                               13,720,028          16,698,168

PROPERTY AND EQUIPMENT -- NET                                     1,143,293           1,295,552

OTHER ASSETS
     Goodwill, net of accumulated amortization of
          $977,075 and $888,250                                   2,575,925           2,664,750
     License rights, net of accumulated amortization of
         $196,625 and $178,750                                      518,375             536,250
     Deferred marketing costs, net of accumulated
          amortization of $1,425,333 and $1,247,167                 712,072             890,238
     Deferred financing fees, net of accumulated
          amortization of $36,415 and $0                            109,243                  --
     Other                                                          133,931             199,589
                                                                -----------         -----------

              Total other assets                                  4,049,546           4,290,827
                                                                -----------         -----------

TOTAL ASSETS                                                    $18,912,867         $22,284,547
                                                                ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Bollinger Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY                 JUNE 30, 2001        MARCH 31, 2001
                                                                   ------------          ------------
                                                                    (Unaudited)
CURRENT LIABILITIES
     Line of credit                                                $  5,726,586          $         --
     Current portion of long-term debt                                1,860,386             9,595,304
     Current portion of capital lease obligations                       338,662               271,852
     Notes payable to officers                                          200,000               200,000
     Accounts payable-trade                                           4,647,583             4,612,673
     Taxes payable                                                       49,504                51,304
     Accrued liabilities                                                689,593               723,309
     Accrued product liability                                          201,523               219,777
     Contingency for legal settlement                                   600,000               600,000
                                                                   ------------          ------------

            Total current liabilities                                14,313,837            16,274,219

LONG-TERM LIABILITIES
     Long-term debt, less current portion                             1,468,486             1,719,395
     Capital lease obligations, less current portion                    554,576               641,476
     Other long-term liabilities                                             --                34,085
                                                                   ------------          ------------

            Total long-term liabilities                               2,023,062             2,394,956
                                                                   ------------          ------------

            Total liabilities                                        16,336,899            18,669,175
                                                                   ------------          ------------

STOCKHOLDERS' EQUITY
     Preferred stock - $0.01 par value;
         1,000,000 shares authorized; none issued                            --                    --
     Common stock - $0.01 par value; 20,000,000 shares
         authorized; 4,400,210 shares issued and
         4,368,615 outstanding                                           44,002                44,002
     Capital in excess of par                                        15,519,058            15,519,058
     Accumulated deficit                                            (12,975,145)          (11,935,741)
     Treasury stock, (31,595 shares) at cost                            (11,947)              (11,947)
                                                                   ------------          ------------

           Total stockholders' equity                                 2,575,968             3,615,372
                                                                   ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 18,912,867          $ 22,284,547
                                                                   ============          ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    QUARTER ENDED JUNE 30,
                                                             --------------------------------
                                                                2001                 2000
                                                             -----------          -----------
    Net sales                                                $ 7,390,948          $ 8,989,403
    Cost of goods sold                                         5,183,963            6,225,100
                                                             -----------          -----------

        Gross profit                                           2,206,985            2,764,303

    Selling expenses                                             819,633            1,062,303
    Distribution, general and
       administrative expenses                                 2,102,278            2,154,150
                                                             -----------          -----------
                                                               2,921,911            3,216,453
                                                             -----------          -----------

         Operating  loss                                        (714,926)            (452,150)

    Other expense (income)
         Interest expense                                        334,346              364,299
         Gain on sale of assets                                   (9,868)                  --
         Other                                                        --                   28
                                                             -----------          -----------
                                                                 324,478              364,327
                                                             -----------          -----------

    Loss before income tax expense                            (1,039,404)            (816,477)

    Income tax expense                                                --                   --
                                                             -----------          -----------


    Net loss                                                 $(1,039,404)         $  (816,477)
                                                             ===========          ===========

    Per share data (basic and diluted):

    Basic loss per share                                     $     (0.24)         $     (0.19)
                                                             ===========          ===========

    Diluted loss per share                                   $     (0.24)         $     (0.19)
                                                             ===========          ===========


Shares used in the calculation of per share amounts:

   Basic common shares                                         4,368,615            4,400,210
   Dilutive impact of stock
   options                                                            --                   --
                                                             -----------          -----------

   Diluted common shares                                       4,368,615            4,400,210
                                                             ===========          ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                QUARTER ENDED JUNE 30,
                                                            --------------------------------
                                                               2001                 2000
                                                            -----------          -----------
Cash flows from operating activities
    Net loss                                                $(1,039,404)         $  (816,477)
    Adjustments to reconcile net loss to net cash
          provided by operating activities
       Gain on sale of assets                                    (9,868)                  --
       Depreciation and amortization                            517,578              488,574
       Provision for returns and allowances                     454,066              369,942
       Provision for doubtful accounts                            7,889               18,807
       Provision for advertising                                140,560              326,153
       Provision for obsolete inventory                         217,136              176,556
       Changes in operating assets and liabilities
          Accounts receivable-trade                           2,532,107              (98,957)
          Other current assets                                    9,668               30,697
          Inventories                                            15,614           (1,110,020)
          Prepaid expenses                                       73,423               18,378
          Other assets                                           64,961                  572
          Accounts payable-trade                                 44,910              728,175
          Taxes payable                                          (1,800)              (1,800)
          Accrued liabilities                                   (33,716)             194,132
          Escrow deposit for legal settlement                  (400,000)                  --
          Contingency for legal settlement                           --              (30,000)
          Accrued product liability                             (18,254)              26,114
          Other long-term liabilities                           (34,085)                  --
                                                            -----------          -----------

          Net cash provided by operating activities           2,540,785              320,846

Cash flows from investing activities
   Purchases of property and equipment                          (43,473)             (86,064)
   Deposit with equipment lessor                               (500,000)                  --
                                                            -----------          -----------

         Net cash used in investing activities                 (543,473)             (86,064)

Cash flows from financing activities
    Net proceeds on a line of credit                          5,726,586                   --
    Net payments on long-term debt                           (7,985,827)          (1,031,935)
    Payments on capital lease obligations                       (20,090)             (25,050)
    Purchase of treasury stock                                       --              (11,947)
    Financing fees                                             (145,658)                  --
                                                            -----------          -----------

         Net cash used in financing activities               (2,424,989)          (1,068,932)
                                                            -----------          -----------

         Net decrease in cash                                  (427,677)            (834,150)

Cash at beginning of period                                     618,788              959,242
                                                            -----------          -----------
Cash at end of period                                       $   191,111          $   125,092
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

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended March 31, 2001 contained in the Company's Annual Report on Form 10-K.

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

Revenue Recognition and Provisions for Chargebacks

The Company recognizes sales revenue at the time the products are shipped to its customers. Provision is made currently for estimated product returns and deductions which may occur. These returns are generally for products that are salable with minor reworking of packaging or replacement of missing components. The term "Chargebacks" refers to the action taken by the customer to withhold from payments or to apply for credit amounts for items such as volume discounts or rebates under marketing programs or pricing discrepancies, penalties, vendor compliance issues, shipping shortages and any other similar item under vendor compliance guidelines established by the customer. The provision for returns is estimated based on current trends and historical

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED -- CONTINUED)

NOTE A - GENERAL-CONTINUED

experience of returns. The provision for chargebacks is estimated based on the marketing programs designed for the customer, and recent historical experience based on volume.

NOTE B - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures are as follows:

                        QUARTER ENDED JUNE 30,
                      -------------------------
                        2001             2000
                      --------         --------
Interest paid         $514,434         $343,310

Interest paid in 2001 includes fees and penalties associated with refinancing.

NOTE C - INVENTORIES

                                  June 30,             March 31,
                                    2001                  2001
                                 -----------          -----------

Raw materials                    $   169,000          $   177,408
Work in progress                      13,599                3,714
Finished goods                     8,734,176            8,773,678
Reserve for obsolescence            (977,485)            (782,760)
                                 -----------          -----------
                                 $ 7,939,290          $ 8,172,040
                                 ===========          ===========

NOTE D - NOTES PAYABLE AND LONG TERM DEBT

On April 2, 2001 the Company entered into a Loan Agreement with a banking association replacing the former lender and providing a maximum line of credit of $12,000,000, subject to certain terms and conditions. This line of credit is payable on demand and is collateralized by substantially all of the Company's assets including accounts receivable and inventory. The revolving credit note bears interest at prime plus 2% but at no time less than 9%. The Company capitalized financing fees of $145,658 in connection with this financing which are being amortized over the initial term of the agreement of three years. As of June 30, 2001 there was $5,727,000 outstanding under the loan agreement. Availability under the line was $70,000 at June 30, 2001 based upon selected criteria for accounts receivable and inventory.

The Company has a convertible subordinated note payable for $1,400,000 due October 1, 2003 pursuant to the asset purchase agreement with The Step Company. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)


NOTE E - INCOME TAXES

The Company's effective income tax rates for the three months ended June 30, 2000 and 2001 was 0% because of the lack of taxable income. At June 30, 2001 the Company had net operating losses available to offset future taxable income of approximately $ 9.9 million, the benefit of which begin expiring in 2011.

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

The Company paid a deposit of $500,000 to an equipment lessor in April 2001. The Company anticipates receiving a refund of this deposit in exchange for a letter of credit during the year ended March 31, 2002.

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

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED-CONTINUED)

NOTE F - COMMITMENTS AND CONTINGENCIES-CONTINUED

In April 2001, the Company and the class representatives entered into a "Stipulation of Settlement" which calls for the one time payment of $400,000 and the issuance of 200,000 shares of Bollinger Common Stock in full settlement of both the Suntrust Lawsuit and the STI Lawsuit. The 200,000 shares of stock are subject to a Put and Call Agreement which permits (1) the Company to call the stock for $2.00 per share, and (2) the plaintiffs to require the Company to purchase the stock for $1.00 per share. These put and call options run for one year after the effective date of the final settlement and approval of the litigation. Full and final settlement of both actions require class acceptance and judicial approval, and the hearings for final approval have been set for August 24, 2001. The Company has paid the $400,000 into escrow pending final approval.

In connection with an investigation by the Securities and Exchange Commission, in September 1996 the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder in the future in the conduct of its business. Glenn Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated there-under in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated thereunder, and agreed not to act as a director or officer of a registered or reporting entity in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Reports on Form 10-K and consolidated financial statements for the fiscal years ended March 31, 2001 and March 31, 2000; the Company's Form 10-Q for the quarter ended June 30, 2000; and the consolidated financial statements and related notes for the quarter ended June 30, 2001 found elsewhere in this report.

QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000

Net sales decreased for the quarter ended June 30, 2001 by approximately $1,598,000 on a comparative basis with the prior year, a decrease of 17.8%. The decrease in net sales resulted from the loss of distribution rights on an abdominal product and the continued shift of one of the Company's largest customers away from Company branded products to private label, directly imported products.

Gross profits as a percent of net sales decreased for fitness accessory products to 29.9% in the quarter ended June 30, 2001 from 30.8% in the quarter ended June 30, 2000.

Selling expenses for the quarter ended June 30, 2001 decreased by approximately $243,000 as compared to the quarter ended June 30, 2000, and decreased as a percentage of net sales to 11.1% from 11.8%. The decrease in selling expense was primarily related to decreased advertising co-ops paid to customers partially offset by increased salaries and related expenses.

Distribution, general and administrative expenses for the quarter ended June 30, 2001 decreased by approximately $52,000 as compared to the quarter ended June 30, 2000, and increased as a percentage of net sales to 28.4% in 2001 from 24.0% in 2000. The dollar decrease in distribution, general and administrative expenses resulted from decreased freight and legal expenses while the percentage increase was caused by reduced sales volume.

The Company sustained an operating loss of $715,000 for the quarter ended June 30, 2001, as compared to an operating loss of $452,000 in the same quarter last year, or a change of $263,000. As a percentage of net sales, the operating loss increased from 5.0% in 2000 to 9.7% in 2001. The increase of the operating loss was fueled primarily by lower sales volume.

Interest expense for the quarter ended June 30, 2001 was approximately $334,000 compared to approximately $364,000 for the same quarter in the previous year. The decrease in interest expense was primarily due to a decrease in the borrowed balance and a 1.9% decrease in the interest rate assessed by a financial institution.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of outside financing in the past several years has been short-term borrowings from an asset-based lender and a banking association. Net cash provided by operating activities for the quarter ended June 30, 2001 was $2,540,000 compared to net cash provided by operating activities for the same period in the prior year of $321,000.

On April 2, 2001 the Company entered into a Loan Agreement with a banking association replacing the former lender and providing a maximum line of credit of $12,000,000, subject to certain terms and conditions. This line of credit is payable on demand and is collateralized by substantially all of the Company's assets including accounts receivable and inventory. The revolving credit note bears interest at prime plus 2% but at no time lower than 9%. As of June 30, 2001 there was $5,727,000 outstanding under the loan agreement. Availability under the line was $70,000 at June 30, 2001 based on selected criteria for accounts receivable and inventory. Outstanding balances in the quarter ended June 30, 2001 bore interest at a rate of 9.35% compared to an approximate rate of 11.25% for the quarter ended June 30, 2000.

The Company has a convertible subordinated note payable for $1,400,000 due October 1, 2003 pursuant to the asset purchase agreement with The Step Company. The note bears interest at the rate of prime plus one percent adjusted quarterly. The holder has the right to convert the outstanding principal balance into fully paid and non-assessable shares of the Company's unregistered common stock subject to predefined ratios.

ACCOUNTING CHANGES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices. Amortization of goodwill for the first three months of 2001 totaled $88,825.

FACTORS THAT COULD EFFECT FUTURE PERFORMANCE

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

                          PART II -- OTHER INFORMATION

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

In April 2001, the Company and the class representatives entered into a "Stipulation of Settlement" which calls for the one time payment of $400,000 and the issuance of 200,000 shares of Bollinger Common Stock in full settlement of both the Suntrust Lawsuit and the STI Lawsuit. The 200,000 shares of stock are subject to a Put and Call Agreement which permits (1) the Company to call the stock for $2.00 per share, and (2) the plaintiffs to require the Company to purchase the stock for $1.00 per share. These put and call options run for one year after the effective date of the final settlement and approval of the litigation. Full and final settlement of both actions require class acceptance and judicial approval, and the hearings for final approval have been set for August 24, 2001. The Company has paid the $400,000 into escrow pending final approval.

In connection with an investigation by the Securities and Exchange Commission, in September 1996 the Company consented to the entry of an order of permanent injunction which enjoins the Company from violating the antifraud, periodic reporting, record keeping and internal accounting controls provisions of the Exchange Act and regulations promulgated there-under in the future in the conduct of its business. Glenn Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated there-under in the future, and agreed to the payment of a monetary penalty in the amount of $40,000. Ronald Bollinger consented to the entry of an order of permanent injunction enjoining him from violations of the antifraud, record keeping, periodic reporting and internal accounting controls provisions of the Exchange Act and regulations promulgated there-under, and agreed not to act as a director or officer of a registered or reporting entity in the future.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        11 Computation of Earnings Per Share

        (b) No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BOLLINGER INDUSTRIES, INC.


Date:  August 10, 2001                      /s/ Glenn D. Bollinger
                                            ------------------------------------
                                               Glenn D. Bollinger
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)



Date:  August 10, 2001                      /s/ Rose Turner
                                            ------------------------------------
                                               Rose Turner
                                               Executive Vice President -
                                               Finance, Chief Financial Officer,
                                               Chief Operating Officer,
                                               Treasurer and Secretary
                                               (Principal Financial Officer)

                   BOLLINGER INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


    Exhibits       Description
    --------       -----------
       11          Computation of Earnings Per Share